Form 10-Q
period 2014-06-30
Aspect Software Parent, Inc.
filed 2014-08-14
CIK 1506545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 333-170936

ASPECT SOFTWARE PARENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3503231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E. Camelback Road, Suite 700
Phoenix, Arizona, 85016
(Address of principal executive offices) (Zip code)
Telephone Number: Telephone: (978) 250-7900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had one ordinary share outstanding as of July 31, 2014.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aspect Software Parent, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$20,620	$26,694
Accounts receivable, net	54,251	59,002
Receivable due from Aspect Software Group Holdings Ltd.	1,180	2,621
Deferred tax assets	9,225	9,197
Other current assets	20,862	21,020
Total current assets	106,138	118,534
Property, plant, and equipment, net	20,330	18,467
Intangible assets, net	66,311	72,832
Goodwill	748,186	748,248
Other assets	18,911	22,081
Total assets	$959,876	$980,162
Liabilities and shareholder's deficit
Current liabilities:
Accounts payable	$9,163	$7,858
Current portion of long-term debt (1)	27,731	37,851
Accrued liabilities	49,430	61,967
Deferred revenues	93,367	76,670
Total current liabilities	179,691	184,346
Deferred tax liabilities	30,481	29,339
Long-term deferred revenue	3,968	4,455
Long-term debt (2)	767,238	770,079
Other long-term liabilities	35,627	36,603
Total liabilities	1,017,005	1,024,822
Commitments and contingencies (Note 8)
Shareholder's deficit:
Ordinary shares, $1.00 par value: 50,000 share authorized and 1 share issued	—	—
Additional paid-in capital	9,085	8,967
Accumulated other comprehensive loss	(5,287)	(4,448)
Accumulated deficit	(65,451)	(54,449)
Total Aspect Software Parent, Inc. shareholder's deficit	(61,653)	(49,930)
Noncontrolling interest	4,524	5,270
Total shareholder's deficit	(57,129)	(44,660)
Total liabilities and shareholder's deficit	$959,876	$980,162

(1)	$3.5 million held by a minority shareholder of Aspect Software Group Holdings Ltd. as of December 31, 2013.

(2)	$50.0 million held by a related party as of June 30, 2014 and December 31, 2013.

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net revenues:
Product revenue	$12,927	$13,914	$29,781	$32,108
Maintenance revenue	62,712	65,562	123,920	131,910
Services revenue	20,898	20,874	39,983	40,953
Hosting and managed services revenue	11,049	—	21,588	—
Total net revenues	107,586	100,350	215,272	204,971
Cost of revenues:
Cost of product revenue	3,876	4,548	9,205	9,531
Cost of maintenance revenue	16,011	16,821	33,516	34,988
Cost of services revenue	19,607	17,295	36,999	34,023
Cost of hosting and managed services revenue	6,179	—	11,934	—
Amortization expense for acquired intangible assets	1,225	1,337	2,449	2,674
Total cost of revenues	46,898	40,001	94,103	81,216
Gross profit	60,688	60,349	121,169	123,755
Operating expenses:
Research and development	12,404	11,632	26,691	23,852
Selling, general and administrative	33,531	31,039	64,560	60,505
Amortization expense for acquired intangible assets	2,088	7,508	4,170	14,691
Restructuring credits	—	—	—	(46)
Total operating expenses	48,023	50,179	95,421	99,002
Income from operations	12,665	10,170	25,748	24,753
Interest and other expense, net	(19,018)	(15,606)	(37,883)	(32,124)
Loss before income taxes	(6,353)	(5,436)	(12,135)	(7,371)
Benefit from income taxes	(2,001)	(79)	(387)	(1,095)
Net loss	$(4,352)	$(5,357)	$(11,748)	$(6,276)
Less: Net loss attributable to noncontrolling interest	(454)	—	(746)	—
Net loss attributable to Aspect Software Parent, Inc.	$(3,898)	$(5,357)	$(11,002)	$(6,276)
Aspect Software Parent, Inc .
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net loss	$(4,352)	$(5,357)	$(11,748)	$(6,276)
Change in cumulative translation adjustment	(527)	445	(839)	77
Comprehensive loss	$(4,879)	$(4,912)	$(12,587)	$(6,199)
Comprehensive loss attributable to noncontrolling interest	(454)	—	(746)	—
Comprehensive loss attributable to Aspect Software Parent, Inc.	(4,425)	(4,912)	(11,841)	(6,199)

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Shareholder's Deficit (unaudited)
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Aspect Software Parent, Inc. Shareholder's Deficit	Non-controlling Interest	Total Shareholder's Deficit
	Shares	Par Value
Balance at December 31, 2013	1	$—	$8,967	$(4,448)	$(54,449)	$(49,930)	$5,270	$(44,660)
Net loss	—	—	—	—	(11,002)	(11,002)	(746)	(11,748)
Other comprehensive loss	—	—	—	(839)	—	(839)	—	(839)
Additional contribution from Aspect Software Group Holdings, Ltd.	—	—	118	—	—	118	—	118
Balance at June 30, 2014	1	$—	$9,085	$(5,287)	$(65,451)	$(61,653)	$4,524	$(57,129)

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(11,748)	$(6,276)
Reconciliation of net loss to net cash and cash equivalents provided by operating activities:
Depreciation	4,477	3,458
Amortization expense for acquired intangible assets	6,619	17,365
Non-cash interest expense	3,060	2,389
Non-cash compensation expense	114	360
Increase to accounts receivable allowances	1,248	372
Deferred income taxes	1,142	(1,696)
Changes in operating assets and liabilities:
Accounts receivable	5,766	7,506
Receivable due from Aspect Software Group Holdings Ltd.	1,441	(100)
Other current assets and other assets	459	3,533
Accounts payable	(526)	(2,100)
Accrued liabilities and other liabilities	(13,446)	(14,578)
Deferred revenues	15,570	10,277
Net cash and cash equivalents provided by operating activities	14,176	20,510
Cash flows from investing activities:
Purchases of property and equipment	(6,297)	(5,915)
Purchase of investment	—	(1,930)
Net cash and cash equivalents used in investing activities	(6,297)	(7,845)
Cash flows from financing activities:
Repayment of borrowings	(28,200)	(10,000)
Borrowings under debt facilities	15,000	—
Proceeds received from capital contribution	4	—
Net cash and cash equivalents used in financing activities	(13,196)	(10,000)
Effect of exchange rate changes on cash	(757)	(617)
Net (decrease) increase in cash and cash equivalents	(6,074)	2,048
Cash and cash equivalents:
Beginning of period	26,694	80,838
End of period	$20,620	$82,886
Supplemental disclosure of cash flow information
Cash paid for interest	$35,262	$32,697
Cash paid for income taxes	$2,225	$1,427

See accompanying notes.

Aspect Software Parent, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING STANDARDS
Description of Business
Aspect Software Parent, Inc. (together with its subsidiaries, “Aspect Software” or the “Company”), a subsidiary of Aspect Software Group Holdings Ltd., a Cayman Islands company, provides customer engagement solutions such as; unified interaction management, workforce optimization, and back-office solutions to improve the customer experience. The Company’s technologies streamline and enhance customer-facing business processes by optimizing workflows across multiple communication channels and automating smarter business processes across the contact center and related functions. The Company offers the business and technology expertise to help its customers build, enhance and sustain relationships with their customers by bringing enterprise technologies like customer relationship management ("CRM") and content management together with unified multi-channel communications and effective people management to enrich customer interactions.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2013, included in the Annual Report of Aspect Software Group Holdings Ltd. on Form 10-K (File No. 333-170936). The accompanying condensed consolidated financial statements include amounts of Aspect Software Parent, Inc. and its wholly and majority owned subsidiaries. On August 1, 2014, Aspect Software Parent Inc. (“Parent”) provided notice to the trustee of the 10 5/8% senior second lien notes due 2017 (the “Notes”) issued by Aspect Software, Inc., a Delaware corporation (“Aspect”) and guaranteed by Parent, Aspect Software Group Holdings Ltd (“Holdings”) and certain subsidiaries of Aspect, that, as of June 30, 2014, Parent no longer intended to satisfy its reporting obligations under the indenture governing the Notes (the “Indenture”) by providing financial information relating to Holdings.  Accordingly, Holdings’ guarantee of the Notes was released pursuant to Section 10.05 of the Indenture. By virtue of the release of the guarantee, Holdings’ guarantee of the obligations under the Credit Agreement dated as of May 7, 2010, among Parent, Aspect, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and syndication agent (the “Credit Agreement”) is automatically released by its terms. In connection with the release of Holdings’ guarantee of the Notes, Holdings will no longer file reports with the Securities and Exchange Commission to satisfy Parent’s reporting obligations under Section 4.03 of the Indenture.  Parent will comply with Section 4.03 by filing all quarterly, annual and current reports that would be required to be filed with the SEC as if it were required to file such reports.  All intercompany amounts related to the Company's consolidated subsidiaries have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company adopted the new guidance as of January 1, 2014. There has been no impact to the Company’s financial position or results of operations.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 2—REVENUE RECOGNITION
The Company derives its revenue from (i) product revenues, which typically include perpetual software licenses and hardware, (ii) service revenues, which include software license updates and product support, installation, consulting and education and (iii) hosting and managed services revenues, which include subscription fees for access to and use of our on-demand applications. Revenues from products and services have been derived from sales to end users through the Company's direct sales force, distributors and resellers.
The Company recognizes revenue from the sale of software licenses and hardware (the “Product”) when persuasive evidence of an arrangement exists, the Product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Revenue recognition for software licenses with multiple-element arrangements generally requires recognition of revenue using the residual method. Under the residual method, the portion of the total arrangement fee attributable to undelivered elements is deferred based upon its vendor-specific objective evidence (“VSOE”) of fair value, or the stated amount if higher, and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally product.
Certain of the Company's multiple-element arrangements include software and hardware components that function together to deliver the product's essential functionality. When these software and non-software elements are sold together, the Company believes the arrangements meet the scope exception in Accounting Standards Codification 985-605, Software Revenue Recognition, (“ASC 985-605") because of (i) the infrequency of the tangible product's sale without a software element, (ii) the degree of integration between the tangible product and the software element, which is considered significant and (iii) the non-software element of the tangible product's substantive contributions to the tangible product's essential functionality. For these multiple-element arrangements, the Company allocates the total arrangement fee to all deliverables based on a selling price hierarchy. The selling price for a deliverable is based on VSOE, if available, third party evidence (“TPE"), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. The Company generally expects that it will not be able to establish TPE due to the nature of the products sold and the markets in which it competes, and therefore relies upon VSOE or ESP in allocating the arrangement's fee. Once the arrangement fee has been allocated to each deliverable, revenue is recognized as each item is delivered.
VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. The Company has established VSOE for support and maintenance services, certain professional services, and education services.
ESP reflects the Company's best estimate of what the selling prices of elements would be if they were sold regularly on a standalone basis. ESP is based upon all reasonably available information including both market data and conditions and entity-specific factors. These factors include market trends and competitive conditions, product maturity, differences related to geography, distribution channel, deal size, and cumulative customer purchases. The Company has established ESP for software licenses, hardware and subscriptions and reviews them annually or more frequently when a significant change in the Company's business or selling practices occurs.
Delivery generally occurs when the Product is delivered to a common carrier at the Company's loading dock unless title and risk of loss transfers upon delivery to the customer. In sales transactions through a distributor or reseller, the Company generally recognizes revenues upon shipment to the distributor, reseller or identified end user, as applicable.
At the time of the Product sale, the Company assesses whether the fee associated with the revenue transaction is fixed or determinable and whether collection is probable. The assessment of whether the fee is fixed or determinable is based in part on the payment terms associated with the transaction. If any portion of a fee is due beyond the Company's normal payment terms, the Company evaluates the specific facts and circumstances to determine if the fee is fixed or determinable. If it is determined that the fee is not fixed or determinable, the Company recognizes revenue as the fees become due. If the Company determines that collection of a fee is not probable, then the Company will defer the entire fee and recognize revenue upon receipt of cash.
Product revenue for software licenses sold on a perpetual basis, along with hardware, is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Product revenue for software sold on a non-perpetual basis (Rental or Term) is recognized ratably over the license term.
In connection with the sale of its software licenses, the Company sells support and maintenance services, which are recognized ratably over the term of the arrangement, typically one year. Under support and maintenance services, customers receive unspecified software product upgrades, maintenance and patch releases during the term, as well as internet and telephone access to technical support personnel.

Many of the Company's software arrangements also include professional services for consulting and implementation sold under separate agreements. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element under ASC 985-605. The more significant factors considered in determining whether professional services revenue should be accounted for separately include (i) the nature of the services and whether they are essential to the functionality of the licensed product, (ii) the degree of risk, (iii) the availability of services from other vendors, (iv) the timing of payments and (v) the impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements, as well as when sold on a standalone basis, is generally recognized as the services are performed.
The Company recognizes revenue associated with education as these services are performed.
Hosting and managed services revenue reflects subscription and other recurring revenues which includes fees for access rights to software solutions offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by us or by a third party and the customer accesses and uses the software on an as-needed basis over the internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 12 to 36 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. Hosting revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract, which is the date the Company's hosting and managed services are made available to the customer. Professional services revenue for consulting or training services, when sold with hosted offerings, are accounted for separately if they have standalone value to the customer. The Company believes its professional services have standalone value because those services are sold separately by us and similar services are sold by other vendors. In addition, the Company’s hosted offerings have standalone value as such offerings are often sold separately.
Deferred revenues primarily represent payments received from customers for software licenses and updates, hardware, product support, installation services, educational services and hosting prior to satisfying the revenue recognition criteria related to those payments.The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable hosting and managed services agreements. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.
The Company records its estimate for customer returns or other customer allowances as a reduction in revenues. In determining the Company’s revenue reserve estimate, and in accordance with internal policy, the Company relies on historical data and known returned goods in transit. These factors, and unanticipated changes in the economic and industry environment, could cause the Company’s return estimates to differ from actual results.
NOTE 3—BUSINESS COMBINATIONS
BRIGHT PATTERN
On October 4, 2013, the Company acquired a 54% interest in Bright Pattern, a leading provider of next generation cloud-based contact center and customer experience management solutions. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute Bright Pattern's products and services. The investment in Bright Pattern led to Aspect’s release of Zipwire.
The total purchase price paid by the Company was $6.7 million. The acquisition of Bright Pattern was accounted for as a purchase of a business under ASC 805 Business Combinations. Accordingly, the results of Bright Pattern have been included in the consolidated financial statements since the date of acquisition with the non-controlling interest deducted to arrive at net income. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company's financial results.
The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values. The excess purchase price over those values was recorded as goodwill. The factors contributing to the recognition of goodwill were based upon the Company's determination that several strategic and synergistic benefits are expected to be realized from the combination. None of the goodwill is expected to be deductible for tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management's estimates and assumptions, and other information compiled by management. Purchased intangibles with finite lives will be amortized over the respective estimated useful life using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the asset will be utilized (approximately 5-7 years).

The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on information that was available as of the acquisition date.  Certain items, specifically the fair value of intangible assets, deferred taxes, and taxes payable may be subject to change as additional information is received and certain tax returns are filed.  Thus, the provisional measurements of fair value are subject to change.  The Company expects to finalize the valuation as soon as practicable, but no later than one year from the date of acquisition.   The total purchase price for Bright Pattern has been preliminary allocated as follows (in thousands):

Description	Amount
Current assets, including $3,541 of acquired cash	$3,651
Goodwill	3,175
Customer relationships	690
Tradename and Trademarks	350
Technology	5,550
Total assets acquired	13,416
Current liabilities	(1,101)
12,315
Less: noncontrolling interest	(5,665)
Net assets acquired	$6,650
The allocation of the purchase price of the acquired assets and liabilities as of December 31, 2013 was based on provisional measurements of fair value as determined by management.  During the six months ended June 30, 2014, the Company revised its assessment of the fair value of the non-controlling interest in Bright pattern, which resulted in a decrease of approximately $0.7 million to goodwill and non-controlling interest on the balance sheet.  This adjustment has been reflected in the December 31, 2013 balances of non-controlling interest and goodwill in the accompanying condensed consolidated balance sheets.
NOTE 4—EQUITY
Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Cost of services	$16	$79
Research and development	50	83
Selling, general and administrative	48	198
Total	$114	$360
NOTE 5—FAIR VALUE

Financial Assets and Liabilities Recorded at Fair Value
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of June 30, 2014 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$20,620	$20,620	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2013 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$26,694	$26,694	$—	$—

Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations were based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of June 30, 2014 and December 31, 2013, the Company's first lien credit facility had a fair value of approximately $467.4 million and $476.7 million, respectively. As of June 30, 2014 and December 31, 2013, the Company's senior second lien notes had a fair value of approximately $336.4 million and $322.4 million, respectively. The fair value of the Company's unsecured note payable to a minority shareholder approximates book value as of December 31, 2013.

On February 4, 2013 the Company purchased 1,712,392 ordinary shares of eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom at a cost of approximately £1.25 million, or $1.9 million. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. The Company must achieve minimum annual revenue targets to maintain the exclusivity rights and was issued a conditional warrant to purchase up to 400,000 shares ,which is approximately 2% of its current outstanding equity, at a price of 0.79 pence per share based upon annual revenue levels within the first two years of the agreement. The Company recorded the acquired shares at cost and has accounted for this investment under the equity method. Under this method, the Company recorded a reduction in the investment of less than $0.1 million in the first half of 2014 for its proportionate share of eg’s net loss based on the most recently available financial statements.
NOTE 6—GOODWILL
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2013	$748,248
Foreign currency translation	(62)
Balance as of June 30, 2014	$748,186
The Company recognized a change in estimate of $0.4 million, which has been reflected retrospectively in the December 31, 2013 balance of goodwill, with an offset to accounts receivable, relating to an adjustment in connection with finalizing estimates for purchase price allocation for the Voxeo acquisition.
NOTE 7—INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. The Company is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. The precision required in estimating the annual effective tax rate is so high that it is not practical for the Company to make a reliable estimate for this purpose. Therefore, the Company has appropriately provided for income tax based on the actual effective tax rate for the year to date results.
The Company’s income tax benefit was $2.0 million and $0.4 million for the three and six months ended June 30, 2014, respectively compared to an income tax benefit of $0.1 million and $1.1 million for the three and six months ended June, 2013, respectively. The Company’s tax benefit in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, valuation allowance adjustments and benefits recorded for tax credits.
The Company’s total unrecognized tax benefits were approximately $21.7 million as of June 30, 2014. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. The Company believes that it is reasonably possible that there could be a reduction in unrecognized tax benefits during the next 12 months of approximately $1.7 million.

NOTE 8—CONTINGENCIES
Litigation
The Company, from time to time, is party to litigation arising in the ordinary course of its business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial condition of the Company based on the nature and status of proceedings at this time.
At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Legal costs are expensed as incurred.
NOTE 9—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from Holdings' majority shareholder totaling $0.5 million for the three months ended June 30, 2014 and 2013, and $1.0 million for the six months ended June 30, 2014 and 2013. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, with a related accrued expense amount of $2.0 million and $1.0 million as of June 30, 2014 and December 31, 2013, respectively.
As of June 30, 2014 and December 31, 2013, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain of Holdings' shareholders to which the Company paid semi-annual interest of 2.7 million during the six months ended June 30, 2014 and 2013. The Company had accrued interest expense of approximately $0.7 million related to certain of Holdings' shareholders' second lien credit facility holdings as of June 30, 2014 and December 31, 2013.

In March 2014, the majority shareholder of Holdings' acquired LiveVox, Inc. (“LiveVox”) a leading provider of cloud contact center solutions. The Company concurrently entered into a strategic partnership with LiveVox which initially focuses on a joint go to market between the companies. Aspect and LiveVox will cross-license and cross-sell each other’s products to better serve current and new customers. The companies will leverage the scale of both organizations to optimize efficiencies in network and telco infrastructure. The Company’s Chief Executive Officer, Stew Bloom, was appointed to the board of directors of LiveVox. There were no amounts recorded in the accompanying condensed consolidated statements of operations or condensed consolidated balance sheet during the six months ended June 30, 2014 as a result of this partnership.
NOTE 10—SUBSEQUENT EVENTS

On August 7, 2014, the holders of certain of Holdings' shares contributed approximately $7.0 million of cash to solution a covenant deficiency by adding equity to Adjusted EBITDA as provided for in the Company's Credit Agreement.

The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

See accompanying notes.

NOTE 11—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Parent, Inc. and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. Each of the guarantor subsidiaries is 100% owned, directly or indirectly by Aspect Software Parent, Inc. The following represents the supplemental condensed financial information of Aspect Software Parent, Inc. and its guarantor and non-guarantor subsidiaries, as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013.

Supplemental Condensed Consolidating Balance Sheet (unaudited)
June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,512	$14,108	$—	$20,620
Accounts receivable, net	61,874	64,435	(72,058)	54,251
Receivable due from Aspect Software Group Holdings Ltd.	1,180	—	—	1,180
Deferred tax assets	7,935	1,290	—	9,225
Other current assets	14,893	5,969	—	20,862
Total current assets	92,394	85,802	(72,058)	106,138
Property, plant, and equipment, net	17,872	2,458	—	20,330
Intangible assets, net	56,286	10,025	—	66,311
Goodwill	714,797	33,389	—	748,186
Investment in subsidiaries	55,098	—	(55,098)	—
Other assets	9,881	9,030	—	18,911
Total assets	$946,328	$140,704	$(127,156)	$959,876
Liabilities and shareholder's equity (deficit)
Current liabilities:
Accounts payable	$48,216	$33,005	$(72,058)	$9,163
Current portion of long-term debt	27,731	—	—	27,731
Accrued liabilities	38,711	10,719	—	49,430
Deferred revenues	64,646	28,721	—	93,367
Total current liabilities	179,304	72,445	(72,058)	179,691
Deferred tax liabilities	30,031	450	—	30,481
Long-term deferred revenue	2,643	1,325	—	3,968
Long-term debt	767,238	—	—	767,238
Other long-term liabilities	24,241	11,386	—	35,627
Total liabilities	1,003,457	85,606	(72,058)	1,017,005
Total Aspect Software Parent, Inc. shareholders’ (deficit) equity	(57,129)	50,574	(55,098)	(61,653)
Noncontrolling interest	—	4,524	—	4,524
Total shareholder's (deficit) equity	(57,129)	55,098	(55,098)	(57,129)
Total liabilities and shareholder's (deficit) equity	$946,328	$140,704	$(127,156)	$959,876

Supplemental Condensed Consolidating Balance Sheet (unaudited)
December 31, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,764	$22,930	$—	$26,694
Accounts receivable, net	76,387	50,657	(68,042)	59,002
Receivable due from Aspect Software Group Holdings Ltd.	2,621	—	—	2,621
Deferred tax assets	7,934	1,263	—	9,197
Other current assets	14,958	6,062	—	21,020
Total current assets	105,664	80,912	(68,042)	118,534
Property, plant, and equipment, net	16,396	2,071	—	18,467
Intangible assets, net	61,922	10,910	—	72,832
Goodwill	714,797	33,451	—	748,248
Investment in subsidiaries	45,047	—	(45,047)	—
Other assets	13,094	8,987	—	22,081
Total assets	$956,920	$136,331	$(113,089)	$980,162
Liabilities and shareholder's equity (deficit)
Current liabilities:
Accounts payable	$35,963	$39,937	$(68,042)	$7,858
Current portion of long-term debt	37,851	—	—	37,851
Accrued liabilities	49,354	12,613	—	61,967
Deferred revenues	52,330	24,340	—	76,670
Total current liabilities	175,498	76,890	(68,042)	184,346
Deferred tax liabilities	28,888	451	—	29,339
Long-term deferred revenue	3,047	1,408	—	4,455
Long-term debt	770,079	—	—	770,079
Other long-term liabilities	24,068	12,535	—	36,603
Total liabilities	1,001,580	91,284	(68,042)	1,024,822
Total Aspect Software Parent, Inc. shareholders’ (deficit) equity	(44,660)	39,777	(45,047)	(49,930)
Noncontrolling interest	—	5,270	—	5,270
Total shareholder's (deficit) equity	(44,660)	45,047	(45,047)	(44,660)
Total liabilities and shareholder's (deficit) equity	$956,920	$136,331	$(113,089)	$980,162

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$72,104	$40,865	$(5,383)	$107,586
Cost of revenues	34,766	17,515	(5,383)	46,898
Gross profit	37,338	23,350	—	60,688
Operating expenses:
Research and development	9,329	3,075	—	12,404
Selling, general and administrative	22,045	11,486	—	33,531
Amortization expense for acquired intangible assets	1,792	296	—	2,088
Total operating expenses	33,166	14,857	—	48,023
Income from operations	4,172	8,493	—	12,665
Interest and other income (expense), net	(17,555)	(1,463)	—	(19,018)
(Loss) income before income taxes	(13,383)	7,030	—	(6,353)
(Benefit from) provision for income taxes	(3,033)	1,032	—	(2,001)
Equity in earnings of subsidiaries	6,452	—	(6,452)	—
Net (loss) income	(3,898)	5,998	(6,452)	(4,352)
Less: Net loss attributable to noncontrolling interest	—	(454)	—	(454)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(3,898)	$6,452	$(6,452)	$(3,898)

For the Three Months Ended June 30, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$68,754	$35,407	$(3,811)	$100,350
Cost of revenues	29,596	14,216	(3,811)	40,001
Gross profit	39,158	21,191	—	60,349
Operating expenses:
Research and development	9,654	1,978	—	11,632
Selling, general and administrative	21,193	9,846	—	31,039
Amortization expense for acquired intangible assets	7,240	268	—	7,508
Total operating expenses	38,087	12,092	—	50,179
Income from operations	1,071	9,099	—	10,170
Interest and other income (expense), net	(13,389)	(2,217)	—	(15,606)
(Loss) income before income taxes	(12,318)	6,882	—	(5,436)
Provision for (benefit from) income taxes	662	(741)	—	(79)
Equity in earnings of subsidiaries	7,623	—	(7,623)	—
Net (loss) income	$(5,357)	$7,623	$(7,623)	$(5,357)

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Six Months Ended June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$145,042	$80,128	$(9,898)	$215,272
Cost of revenues	69,451	34,550	(9,898)	94,103
Gross profit	75,591	45,578	—	121,169
Operating expenses:
Research and development	20,603	6,088	—	26,691
Selling, general and administrative	42,887	21,673	—	64,560
Amortization expense for acquired intangible assets	3,584	586	—	4,170
Total operating expenses	67,074	28,347	—	95,421
Income from operations	8,517	17,231	—	25,748
Interest and other income (expense), net	(33,594)	(4,289)	—	(37,883)
(Loss) income before income taxes	(25,077)	12,942	—	(12,135)
(Benefit from) provision for income taxes	(2,140)	1,753	—	(387)
Equity in earnings of subsidiaries	11,935	—	(11,935)	—
Net (loss) income	(11,002)	11,189	(11,935)	(11,748)
Less: Net loss attributable to noncontrolling interest	—	(746)	—	(746)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(11,002)	$11,935	$(11,935)	$(11,002)
For the Six Months Ended June 30, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$139,689	$75,523	$(10,241)	$204,971
Cost of revenues	60,251	31,206	(10,241)	81,216
Gross profit	79,438	44,317	—	123,755
Operating expenses:
Research and development	19,861	3,991	—	23,852
Selling, general and administrative	41,125	19,380	—	60,505
Amortization expense for acquired intangible assets	14,152	539	—	14,691
Restructuring credits	(44)	(2)	—	(46)
Total operating expenses	75,094	23,908	—	99,002
Income from operations	4,344	20,409	—	24,753
Interest and other income (expense), net	(17,804)	(14,320)	—	(32,124)
(Loss) income before income taxes	(13,460)	6,089	—	(7,371)
Provision for (benefit from) income taxes	622	(1,717)	—	(1,095)
Equity in earnings of subsidiaries	7,806	—	(7,806)	—
Net (loss) income	$(6,276)	$7,806	$(7,806)	$(6,276)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)
For the Three Months Ended June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(3,898)	$5,998	$(6,452)	$(4,352)
Change in cumulative translation adjustment	238	(742)	(23)	(527)
Comprehensive (loss) income	(3,660)	5,256	(6,475)	(4,879)
Comprehensive loss attributable to noncontrolling interest	—	(454)	—	(454)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(3,660)	$5,710	$(6,475)	$(4,425)
For the Three Months Ended June 30, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(5,357)	$7,623	$(7,623)	$(5,357)
Change in cumulative translation adjustment	722	(268)	(9)	445
Comprehensive (loss) income	$(4,635)	$7,355	$(7,632)	$(4,912)

For the Six Months Ended June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(11,002)	$11,189	$(11,935)	$(11,748)
Change in cumulative translation adjustment	(97)	(735)	(7)	(839)
Comprehensive (loss) income	(11,099)	10,454	(11,942)	(12,587)
Comprehensive loss attributable to noncontrolling interest	—	(746)	—	(746)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(11,099)	$11,200	$(11,942)	$(11,841)
For the Six Months Ended June 30, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(6,276)	$7,806	$(7,806)	$(6,276)
Change in cumulative translation adjustment	271	(146)	(48)	77
Comprehensive (loss) income	$(6,005)	$7,660	$(7,854)	$(6,199)

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Six Months Ended June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in ) operating activities	$21,266	$(7,090)	$—	$14,176
Investing activities:
Purchases of property and equipment	$(5,322)	$(975)	$—	$(6,297)
Net cash used in investing activities	(5,322)	(975)	—	(6,297)
Financing activities:
Repayment of borrowings	(28,200)	—	—	(28,200)
Borrowings under debt facilities	15,000			15,000
Proceeds received from issuance of ordinary shares	4			4
Net cash provided by financing activities	(13,196)	—	—	(13,196)
Effect of exchange rate changes on cash	—	(757)	—	(757)
Net change in cash and cash equivalents	2,748	(8,822)	—	(6,074)
Cash and cash equivalents:
Beginning of period	3,764	22,930	—	26,694
End of period	$6,512	$14,108	$—	$20,620

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Six Months Ended June 30, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$16,460	$4,050	$—	$20,510
Investing activities:
Purchases of property and equipment	(5,225)	(690)	—	(5,915)
Purchase of investment	$—	$(1,930)	$—	$(1,930)
Net cash used in investing activities	(5,225)	(2,620)	—	(7,845)
Financing activities:
Repayment of borrowings	(10,000)	—	—	(10,000)
Net cash used in financing activities	(10,000)	—	—	(10,000)
Effect of exchange rate changes on cash	—	(617)	—	(617)
Net change in cash and cash equivalents	1,235	813	—	2,048
Cash and cash equivalents:
Beginning of period	11,093	69,745	—	80,838
End of period	$12,328	$70,558	$—	$82,886

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this “Quarterly Report”, and in conjunction with the Annual Report for Aspects Software Group Holdings Ltd.'s on Form 10-K (File No. 333-170936).
This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Quantitative and Qualitative Disclosures of Market Risks,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. We claim the protection of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements in this report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We do not intend, and undertake no obligation, to update these forward-looking statements.
Overview
We are a global provider of customer contact and workforce optimization solutions. We help our customers build, enhance and sustain stronger relationships with their customers by uniting enterprise technologies with customer contact solutions. Through seamless, two-way communications across phone, chat, email, IVR, IM, SMS and social channels, we equip companies with the tools and technologies needed to serve today's demanding customers. Aspect solutions enable organizations to integrate customer contact and workforce optimization solutions into existing enterprise technology investments for companies looking to ensure a consistent and integrated multi-channel customer support experience while creating more productive business processes. We believe that this integrated multi-channel solution approach drives enhanced business efficiencies, fosters loyalty and grows customer value. Our customer contact and workforce optimization software can enhance business processes throughout the organization by incorporating interaction management, collaboration and other enterprise technologies. Our interaction management applications for customer contact are built on feature-rich, high-availability, next-generation platforms that fully leverage real-time communications and intelligent workflows, enabling organizations to maintain best practices while engaging consumers through the channels and devices they expect, including social media and mobile services.

Financial Summary
The following table sets forth the unaudited results of our operations expressed in dollars and as a percentage of net revenue for the three and six months ended June 30, 2014 and 2013:

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Net revenues	$107.6	$100.3	100%	100%	$215.3	$205.0	100%	100%
Total cost of revenues	46.9	40.0	44%	40%	94.1	81.2	44%	40%
Gross profit	60.7	60.3	56%	60%	121.2	123.8	56%	60%
Operating expenses	48.0	50.2	45%	50%	95.4	99.1	44%	48%
Income from operations	12.7	10.1	12%	10%	25.8	24.7	12%	12%
Interest and other expense, net	(19.0)	(15.6)	(18)%	(16)%	(37.9)	(32.1)	(18)%	(16)%
Loss before income taxes	(6.3)	(5.5)	(6)%	(5)%	(12.1)	(7.4)	(6)%	(4)%
Provision for (benefit from) income taxes	(2.0)	(0.1)	(2)%	—%	(0.4)	(1.1)	—%	(1)%
Net loss	(4.3)	(5.4)	(4)%	(5)%	(11.7)	(6.3)	(5)%	(3)%
Less: Net loss attributable to noncontrolling interest	(0.5)	—	—%	—%	(0.7)	—	—%	—%
Net loss attributable to Aspect Software Parent, Inc.	$(3.8)	$(5.4)	(4)%	(9)%	$(11.0)	$(6.3)	(5)%	(3)%
Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as making certain payments. In addition to covenant compliance, our management also uses Adjusted EBITDA to assess our operating performance and to calculate performance-based cash bonuses which are tied to Adjusted EBITDA targets. Adjusted EBITDA contains other charges and gains, for which we believe adjustment is permitted under our senior secured credit agreement. Adjusted EBITDA is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of income from operations has limitations as an analytical tool, including the failure to reflect changes in cash requirements, including cash requirements necessary to service principal or interest payments on our debt, or changes in our working capital needs. Management compensates for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA on a supplemental basis. Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change ($)	2014	2013	Change ($)
Income from operations	$12.7	$10.1	$2.6	$25.8	$24.7	$1.1
Depreciation and amortization	5.6	10.6	(5.0)	11.1	20.8	(9.7)
Stock based compensation	0.1	0.1	—	0.1	0.4	(0.3)
Sponsor management fees	0.5	0.5	—	1.0	1.0	—
Other (1)	9.4	3.3	6.1	15.1	5.5	9.6
Adjusted EBITDA	$28.3	$24.6	$3.7	$53.1	$52.4	$0.7

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants, including but not limited to; acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges. The holders of Aspect Software Holdings Ltd.’s shares contributed approximately $7.0 million of cash to solve a potential covenant deficiency by adding equity to Adjusted EBITDA. The three and six months ended June 30, 2014 include $6.6 million as a result of the equity cure.

Net Revenue
The following table presents the breakdown of net revenues between product, maintenance and services revenue:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change ($)	2014	2013	Change ($)
Product revenue	$12.9	$13.9	$(1.0)	$29.8	$32.1	$(2.3)
Maintenance revenue	62.7	65.5	(2.8)	123.9	131.9	(8.0)
Services revenue	20.9	20.9	—	40.0	41.0	(1.0)
Hosting & managed services revenue	$11.1	$—	$11.1	$21.6	$—	$21.6
Total revenue	$107.6	$100.3	$7.3	$215.3	$205.0	$10.3
The decline in product revenue for both the three and six month periods ended June 30, 2014, when compared to the prior year periods is primarily related to lower Unified IP product revenue. During the current year we have had several deals slip out of the quarter. Our strategy has been focused on converting our Signature customers to Unified IP, targeting new logos and better leveraging Workforce Optimization up-sell opportunities to offset the impact of the runoff of our Signature volume, however, we continue to experience lengthening decision and approval cycles and many customers remain cautious with capital investments. Our Voxeo acquisition complimented our managed services offering by adding a hosted deployment alternative. Hosted offerings allow capital investment cautious customers an opportunity to delay cash outflow by switching from up front license fees to a recurring service. Over the past twelve months we have had several customers change their deployment model from on-premise to either hosted or managed services. We expect this trend to continue and we will continue to invest in these alternative deployment methods across our broad scale customer base.
We have experienced reductions in our maintenance revenue when compared to the prior year as our customers consolidated due to license decommissioning resulting from agent downsizing and in some cases we experienced competitive displacement. In many of these instances, our customers began migrating to the competitive platform in previous years and completed the migration during 2014. In addition, lower volume of product bookings in 2014 resulted in lower first year maintenance revenue.
Hosting and managed services revenue during 2014 represents the acquired Voxeo business as well as recurring revenue from customers that outsource management of their call center hardware and software to us and Aspect's hosted business. Our acquisition of Voxeo significantly enhanced our ability to support cloud, hybrid and premise-based deployments while adding a market-leading IVR and multi-channel self-service capability to our solution portfolio. We expect this revenue stream to become a more significant component of our total revenue as both prospective customers and existing customers opt for solutions requiring lower start up costs and predictable ongoing operating expenses. Our hosting and managed services deals typically include a service ramp up schedule of six or more months before the customer reaches their monthly committed booking level. This can result in a considerable conversion lag between bookings and revenue. We are expanding our data center capabilities and coverage areas and we are focused on ease of implementation to accelerate the earnings process for these deals.
The decline in services revenue for the six months ended June 30, 2014, compared to the prior year period is primarily the result of reduced product volume as a majority of our customers also purchase installation services with their product order.
Cost of Revenue
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change ($)	2014	2013	Change ($)
Cost of product revenue	$3.9	$4.6	$(0.7)	$9.2	$9.5	$(0.3)
Cost of maintenance revenue	16.0	16.8	(0.8)	33.5	35.0	(1.5)
Cost of services revenue	19.6	17.3	2.3	37.0	34.0	3.0
Cost of hosting & managed services revenue	6.2	—	6.2	12.0	—	12.0
Amortization expense for acquired intangible assets	1.2	1.3	(0.1)	2.4	2.7	(0.3)
Total cost of revenues	$46.9	$40.0	$6.9	$94.1	$81.2	$12.9

The following table presents gross profit as a percentage of related revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change (pts)	2014	2013	Change (pts)
Product gross margin	69.8%	67.6%	2.2	69.1%	70.4%	(1.3)
Maintenance gross margin	74.5%	74.4%	0.1	73.0%	73.5%	(0.5)
Services gross margin	6.2%	17.2%	(11.0)	7.5%	17.1%	(9.6)
Hosting & managed services margin	43.6%	—%	43.6	44.9%	—%	44.9
Product gross margin improved in the three month period ended June 30, 2014 compared to the prior year period primarily related to increased sales of our legacy Signature products in the current year quarter. These legacy product sales are in run-off therefore the cost basis is negligible resulting in a higher margin.
The decline in product gross margin in the six month period ended June 30, 2014 when compared to the prior year is primarily related to an increase in third party costs associated with a significant Back Office Optimization deal that closed in the first quarter. In addition, our lower product revenue in 2014 affected our ability to leverage our fixed costs resulting in a lower gross margin in the current year.
The deterioration in maintenance gross margin in 2014 is primarily related to lower volume. We have taken actions to reduce our costs globally to offset the volume decrease and will continue to assess our cost structure as we progress through 2014.
Services gross margin deteriorated significantly in both the three and six month periods ended June 30, 2014 when compared to the prior year primarily resulting from lower volume of projects as our product revenue declined. As many of our costs are fixed, volume declines affect our ability to leverage these costs.
Hosting and managed services margins reflect the significant investments that we have made in our Voxeo, Zipwire and managed services product offerings. Given the lag in conversion of bookings to revenue, we expect these margins to improve as our customers ramp up their service levels and we continue to grow this business.
Operating Expenses

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change ($)	2014	2013	Change ($)
Research and development	$12.4	$11.6	$0.8	$26.7	$23.9	$2.8
Selling, general and administrative	33.5	31.1	2.4	64.5	60.5	4.0
Amortization expense for acquired intangible assets	2.1	7.5	(5.4)	4.2	14.7	(10.5)
Total	$48.0	$50.2	$(2.2)	$95.4	$99.1	$(3.7)
The increase in research and development expenses for the three and six months ended June 30, 2014, is primarily related to the increased headcount from our Voxeo acquisition, severance costs related to realigning our workforce, as well as increased investment in tools to improve our development and delivery of new and enhanced solutions.
The increase in selling, general and administrative expenses for the three and six months ended June 30, 2014 is primarily additional costs resulting from our Voxeo and Bright Pattern acquisitions. In addition, we increased our investment in our global sales kick off program and our Aspect Customer Experience events during the second quarter of 2014.
Amortization expense for acquired intangible assets in 2014 decreased as compared to the same period in the prior year as certain assets became fully amortized.

Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change ($)	2014	2013	Change ($)
Interest expense, net	$18.8	$16.3	$2.5	$37.9	$32.7	$5.2
Exchange rate (gain) loss	(0.2)	(0.5)	0.3	(0.1)	(0.3)	0.2
Other expense (income) , net	—	(0.2)	0.2	0.1	(0.3)	0.4
Total interest and other expense, net	$18.6	$15.6	$3.0	$37.9	$32.1	$5.8

Interest expense for the three and six months ended June 30, 2014 increased as compared to the prior year period due to increased debt levels resulting from $85.0 million of delayed draw term loan and $25.0 million of issued second lien notes to fund the Voxeo acquisition.
For the three and six months ended June 30, 2014 as compared to the prior year periods, we experienced an exchange rate gain primarily due to the strengthening of the United States dollar against foreign currencies.
Income Taxes
The following table presents benefit from income taxes and the effective tax rate:

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
Benefit from income taxes	$(2.0)	$(0.1)	$(1.9)		$(0.4)	$(1.1)	$0.7
Effective tax rate	31.5%	1.5%	30.0	pts	3.2%	14.9%	(11.7	) pts

Our income tax benefit was $2.0 million and $0.4 million for the three and six months ended June 30, 2014, respectively compared to an income tax benefit of $0.1 million and $1.1 million for the three and six months ended June, 2013, respectively. Our tax benefit in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, valuation allowance adjustments and benefits recorded for tax credits.

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. We are required, at the end of each interim reporting period, to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if we are unable to make a reliable estimate of our annual effective tax rate, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. The precision required in estimating the annual effective tax rate is such that it is not practical for us to make a reliable estimate for this purpose. Therefore, we have appropriately provided for income tax based on the actual effective tax rate for the year to date results.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $6.1 million to $20.6 million at June 30, 2014 from $26.7 million at December 31, 2013. Our existing cash balance generated by operations and borrowings available under our credit facilities have served as our primary sources of short-term liquidity. On August 7, 2014, the holders of certain of Aspect Software Group Holdings Ltd.’s shares contributed approximately $7.0 million of cash to solution a covenant deficiency by adding equity to Adjusted EBITDA. Our Credit Agreement allows no more than two equity cures in any trailing four quarter period. Based on our current level of operations, we believe that our existing cash balance, cash flows generated from operations, borrowings available under our credit facilities and continued support from our shareholders, if needed, will be adequate to meet our liquidity needs for at least the next 12 months
A condensed statement of cash flows for the six months ended June 30, 2014 and 2013 follows:

(In millions)	Six Months Ended June 30,
	2014	2013
Net cash (used for) provided by:
Net loss	$(11.7)	$(6.3)
Adjustments to net loss for non-cash items	16.6	22.2
Changes in operating assets and liabilities	9.3	4.6
Operating activities	14.2	20.5
Investing activities	(6.3)	(7.8)
Financing activities	(13.2)	(10.0)
Effect of exchange rate changes	(0.8)	(0.6)
Net change in cash and cash equivalents	(6.1)	2.1
Cash and cash equivalents at beginning of period	26.7	80.8
Cash and cash equivalents at end of period	$20.6	$82.9

Net Cash Provided by Operating Activities
The decrease in net cash provided by operating activities was primarily due to lower cash flows from our annual maintenance renewals primarily resulting from agent downsizing, license decommissioning and competitive displacements.
Net Cash Used In Investing Activities
Net cash used in investing activities primarily represents our investments in our hosting data centers, revitalization of our office spaces and equipment purchases. In addition, net cash used in investing activities for the six months ended June 30, 2013 included our $1.9 million investment in eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom.
Net Cash Used In Financing Activities
Net cash used in financing activities for both periods presented primarily represents scheduled quarterly principal payments to our first-lien lenders.
Debt Covenants
We were in compliance with all of our financial debt covenants as of June 30, 2014.
Off-Balance Sheet Arrangements
In the Annual Report of Aspect Software Group Holdings Ltd. on Form 10-K (333-170936), we included a discussion of our off-balance sheet arrangements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.” There have been no significant changes to our off-balance sheet arrangements since December 31, 2014.
Critical Accounting Policies
Our financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used. Our actual results have generally not differed materially from our estimates. However, we monitor such differences and, in the event that actual results are significantly different from those estimated, we disclose any related impact on our results of operations, financial position and cash flows.
During the first half of 2014, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report of Aspect Software Group Holdings Ltd. on Form 10-K (File No. 333-170936). There are no differences between the critical accounting policies of Aspect Software Group Holdings Ltd. and Aspect Software Parent, Inc.
Item 3. Quantitative and Qualitative Disclosure of Market Risks
During the first half of 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in the Annual Report of Aspect Software Group Holdings Ltd. on Form 10-K (File No. 333-170936), for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 to the Condensed Consolidated Financial Statements included in our Quarterly Report, which is incorporated by reference herein.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to the Risk Factors section included the Annual Report of Aspect Software Group Holdings Ltd. on Form 10-K (File No. 333-170936), for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014	ASPECT SOFTWARE PARENT, INC.

	By:	/s/ Robert J. Krakauer
Robert J. Krakauer, Executive Vice President and Chief Financial Officer