Form 10-Q
period 2014-09-30
Aspect Software Parent, Inc.
filed 2014-11-14
CIK 1506545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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

The registrant had one ordinary share outstanding as of October 31, 2014.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aspect Software Parent, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$12,243	$26,694
Accounts receivable, net	55,675	59,002
Receivable due from Aspect Software Group Holdings Ltd.	1,224	2,621
Deferred tax assets	9,660	9,197
Other current assets	19,703	21,020
Total current assets	98,505	118,534
Property, plant, and equipment, net	20,230	18,467
Intangible assets, net	62,866	72,832
Goodwill	750,858	750,785
Other assets	17,543	22,081
Total assets	$950,002	$982,699
Liabilities and shareholder's deficit
Current liabilities:
Accounts payable	$11,737	$7,858
Current portion of long-term debt (1)	10,663	37,851
Accrued liabilities	51,558	61,967
Deferred revenues	81,679	76,670
Total current liabilities	155,637	184,346
Deferred tax liabilities	22,393	31,876
Long-term deferred revenue	2,869	4,455
Long-term debt (2)	765,823	770,079
Other long-term liabilities	50,199	36,603
Total liabilities	996,921	1,027,359
Commitments and contingencies (Note 8)
Shareholder's deficit:
Ordinary shares, $1.00 par value: 50,000 share authorized and 1 share issued	—	—
Additional paid-in capital	16,241	8,967
Accumulated other comprehensive loss	(4,528)	(4,448)
Accumulated deficit	(62,647)	(54,449)
Total Aspect Software Parent, Inc. shareholder's deficit	(50,934)	(49,930)
Noncontrolling interest	4,015	5,270
Total shareholder's deficit	(46,919)	(44,660)
Total liabilities and shareholder's deficit	$950,002	$982,699

(1)	$3.5 million held by a minority shareholder of Aspect Software Group Holdings Ltd. as of December 31, 2013.

(2)	$50.0 million held by a related party as of September 30, 2014 and December 31, 2013.

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net revenues:
Product revenue	$21,408	$18,230	$51,189	$50,338
Maintenance revenue	59,599	64,676	183,519	196,586
Services revenue	19,794	17,712	59,777	58,517
Hosting and managed services revenue	12,649	7,894	34,237	8,042
Total net revenues	113,450	108,512	328,722	313,483
Cost of revenues:
Cost of product revenue	6,071	4,107	15,276	13,638
Cost of maintenance revenue	15,768	17,702	49,284	52,690
Cost of services revenue	19,198	18,260	56,197	52,281
Cost of hosting and managed services revenue	6,435	2,581	18,369	2,583
Amortization expense for acquired intangible assets	1,225	1,974	3,674	4,648
Total cost of revenues	48,697	44,624	142,800	125,840
Gross profit	64,753	63,888	185,922	187,643
Operating expenses:
Research and development	12,500	13,643	39,191	37,495
Selling, general and administrative	29,561	33,975	94,121	94,480
Amortization expense for acquired intangible assets	2,035	6,796	6,205	21,487
Restructuring credits	—	—	—	(46)
Total operating expenses	44,096	54,414	139,517	153,416
Income from operations	20,657	9,474	46,405	34,227
Interest and other expense, net	(19,208)	(18,690)	(57,091)	(50,814)
Income (loss) before income taxes	1,449	(9,216)	(10,686)	(16,587)
Benefit from income taxes	(846)	(17,135)	(1,233)	(18,230)
Net income (loss)	$2,295	$7,919	$(9,453)	$1,643
Less: Net loss attributable to noncontrolling interest	(509)	—	(1,255)	—
Net income (loss) attributable to Aspect Software Parent, Inc.	$2,804	$7,919	$(8,198)	$1,643
Aspect Software Parent, Inc .
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net income (loss)	$2,295	$7,919	$(9,453)	$1,643
Change in cumulative translation adjustment	759	(835)	(80)	(758)
Comprehensive income (loss)	3,054	7,084	(9,533)	885
Comprehensive loss attributable to noncontrolling interest	(509)	—	(1,255)	—
Comprehensive income (loss) attributable to Aspect Software Parent, Inc.	$3,563	$7,084	$(8,278)	$885

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Shareholder's Deficit (unaudited)
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Aspect Software Parent, Inc. Shareholder's Deficit	Non-controlling Interest	Total Shareholder's Deficit
	Shares	Par Value
Balance at December 31, 2013	1	$—	$8,967	$(4,448)	$(54,449)	$(49,930)	$5,270	$(44,660)
Net loss	—	—	—	—	(8,198)	(8,198)	(1,255)	(9,453)
Other comprehensive loss	—	—	—	(80)	—	(80)	—	(80)
Additional contribution from Aspect Software Group Holdings, Ltd.	—	—	7,274	—	—	7,274	—	7,274
Balance at September 30, 2014	1	$—	$16,241	$(4,528)	$(62,647)	$(50,934)	$4,015	$(46,919)

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(9,453)	$1,643
Reconciliation of net (loss) income to net cash and cash equivalents provided by operating activities:
Depreciation	6,839	5,591
Amortization expense for acquired intangible assets	9,879	26,135
Non-cash interest expense	4,508	4,383
Non-cash compensation expense	270	429
Increase to accounts receivable allowances	2,284	920
Deferred income taxes	(9,986)	(18,853)
Changes in operating assets and liabilities:
Accounts receivable	2,090	4,208
Receivable due from Aspect Software Group Holdings Ltd.	1,397	(150)
Other current assets and other assets	1,065	3,026
Accounts payable	2,162	(2,589)
Accrued liabilities and other liabilities	4,023	(9,278)
Deferred revenues	4,053	(68)
Net cash and cash equivalents provided by operating activities	19,131	15,397
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(142,064)
Purchases of property and equipment	(8,660)	(8,953)
Purchase of investment	—	(1,852)
Net cash and cash equivalents used in investing activities	(8,660)	(152,869)
Cash flows from financing activities:
Repayment of borrowings	(46,800)	(16,100)
Borrowings under debt facilities	15,000	110,000
Debt issuance costs in connection with borrowings	—	(5,538)
Proceeds received from capital contribution	7,004	—
Net cash and cash equivalents (used in) provided by financing activities	(24,796)	88,362
Effect of exchange rate changes on cash	(126)	(1,034)
Net decrease in cash and cash equivalents	(14,451)	(50,144)
Cash and cash equivalents:
Beginning of period	26,694	80,838
End of period	$12,243	$30,694
Supplemental disclosure of cash flow information
Cash paid for interest	$44,162	$40,185
Cash paid for income taxes	$1,553	$2,277

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2013, included in the Annual Report of Aspect Software Group Holdings Ltd. on Form 10-K (File No. 333-170936). The accompanying condensed consolidated financial statements include amounts of Aspect Software Parent, Inc. and its wholly and majority owned subsidiaries. On August 1, 2014, Aspect Software Parent Inc. (“Parent”) provided notice to the trustee of the 10 5/8% senior second lien notes due 2017 (the “Notes”) issued by Aspect Software, Inc., a Delaware corporation (“Aspect”) and guaranteed by Parent, Aspect Software Group Holdings Ltd (“Holdings”) and certain subsidiaries of Aspect, that, as of June 30, 2014, Parent no longer intended to satisfy its reporting obligations under the indenture governing the Notes (the “Indenture”) by providing financial information relating to Holdings.  Accordingly, Holdings’ guarantee of the Notes was released pursuant to Section 10.05 of the Indenture. By virtue of the release of the guarantee, Holdings’ guarantee of the obligations under the Credit Agreement dated as of May 7, 2010, among Parent, Aspect, the lenders party thereto and the administrative agent and syndication agent (the “Credit Agreement”) is automatically released by its terms. In connection with the release of Holdings’ guarantee of the Notes, Holdings will no longer file reports with the Securities and Exchange Commission to satisfy Parent’s reporting obligations under Section 4.03 of the Indenture.  Parent will comply with Section 4.03 by filing all quarterly, annual and current reports that would be required to be filed with the SEC as if it were required to file such reports.  All intercompany amounts related to the Company's consolidated subsidiaries have been eliminated in consolidation.
Recent Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the method of adoption and the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

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
Hosting and managed services revenue reflects subscription and other recurring revenues which includes fees for access rights to software solutions offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by us or by a third party and the customer accesses and uses the software on an as-needed basis over the internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 12 to 36 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. Hosting revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract, which is the date the Company's hosting and managed services are made available to the customer. Professional services revenue for consulting or training services, when sold with hosted offerings, are accounted for separately if they have standalone value to the customer. The Company believes its professional services have standalone value because those services are sold separately by us and similar services are sold by other vendors. In addition, the Company’s hosted offerings have standalone value as such offerings are often sold separately. The deferred revenue balance on the Company's condensed consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable hosting agreements. Unbilled deferred revenue represents future billings under hosting agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Typical contract length is between 12 and 36 months for the Company's hosting and managed services subscriptions.
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

The total purchase price for Bright Pattern has been allocated as follows (in thousands):

Description	Amount
Current assets, including $3,541 of acquired cash	$3,651
Goodwill	5,712
Customer relationships	690
Tradename and Trademarks	350
Technology	5,550
Total assets acquired	15,953
Current liabilities	(1,101)
Deferred tax liabilities	(2,537)
12,315
Less: noncontrolling interest	(5,665)
Net assets acquired	$6,650
The initial allocation of the purchase price of the acquired assets and liabilities as of December 31, 2013 was based on provisional measurements of fair value as determined by management.  During the nine months ended September 30, 2014, the Company revised its assessment of the fair value of the non-controlling interest in Bright pattern, which resulted in a decrease of approximately $0.7 million to goodwill and non-controlling interest on the balance sheet and revised its estimate of deferred tax liabilities, which resulted in the recognition of $2.5 million of deferred tax liabilties and goodwill.  This adjustment has been reflected in the December 31, 2013 balances of non-controlling interest and goodwill in the accompanying condensed consolidated balance sheets.
NOTE 4—EQUITY
Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Cost of services	$98	$106
Research and development	74	144
Selling, general and administrative	98	179
Total	$270	$429
NOTE 5—FAIR VALUE

Financial Assets and Liabilities Recorded at Fair Value
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of September 30, 2014 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$12,243	$12,243	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2013 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$26,694	$26,694	$—	$—

Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations were based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of September 30, 2014 and December 31, 2013, the Company's first lien credit facility had a fair value of approximately $456.2 million and $476.7 million, respectively. As of September 30, 2014 and December 31, 2013, the Company's senior second lien notes had a fair value of approximately $317.6 million and $322.4 million, respectively. The fair value of the Company's unsecured note payable to a minority shareholder approximates book value as of December 31, 2013.

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
NOTE 6—GOODWILL
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2013	$750,785
Foreign currency translation	73
Balance as of September 30, 2014	$750,858
The Company recognized a change in estimate of $2.9 million, which has been reflected retrospectively in the December 31, 2013 balance of goodwill, with an offset primarily to deferred tax liabilities, relating to an adjustment in connection with finalizing estimates for purchase price allocation for the Voxeo and Bright Pattern acquisitions.
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

The Company’s income tax benefit was $0.8 million and $1.2 million for the three and nine months ended September 30, 2014, respectively compared to an income tax benefit of $17.1 million and $18.2 million for the three and nine months ended September 30, 2013, respectively. The Company’s tax benefit in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, valuation allowance adjustments and benefits recorded for tax credits.
The Company’s total unrecognized tax benefits were approximately $33.8 million as of September 30, 2014. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. During the three months ended September 30, 2014, the Company increased its uncertain tax positions for items related to prior years by approximately $7.4 million. In addition, during the three months ended September 30, 2014, the Company increased its uncertain tax positions for items related to the current year by approximately $11.2 million. During the three months ended September 30, 2014, the Company decreased its uncertain tax positions for items related to prior years by approximately$3.3 million due to the lapse in the statute of limitations. The Company believes that it is reasonably possible that there could be a reduction in unrecognized tax benefits during the next 12 months of approximately $1.5 million.
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
NOTE 9—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from Holdings' majority shareholder totaling $0.5 million for the three months ended September 30, 2014 and 2013, and $1.5 million for the nine months ended September 30, 2014 and 2013. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, with a related accrued expense amount of $2.5 million and $1.0 million as of September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014 and December 31, 2013, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain of Holdings' shareholders to which the Company paid semi-annual interest of $2.7 million during the nine months ended September 30, 2014 and 2013. The Company had accrued interest expense of approximately $2.0 million and $0.7 million related to certain of Holdings' shareholders' second lien credit facility holdings as of September 30, 2014 and December 31, 2013, respectively.

In March 2014, the majority shareholder of Holdings' acquired LiveVox, Inc. (“LiveVox”) a leading provider of cloud contact center solutions. The Company concurrently entered into a strategic partnership with LiveVox which initially focuses on a joint go to market between the companies. Aspect and LiveVox will cross-license and cross-sell each other’s products to better serve current and new customers. The companies will leverage the scale of both organizations to optimize efficiencies in network and telco infrastructure. The Company’s Chief Executive Officer, Stew Bloom, was appointed to the board of directors of LiveVox. There were no amounts recorded in the accompanying condensed consolidated statements of operations or condensed consolidated balance sheet during the nine months ended September 30, 2014 as a result of this partnership.
NOTE 10—SUBSEQUENT EVENTS

On November 7, 2014, Aspect Software, Inc., the Company's main operating subsidiary, amended its Credit Facility to provide the appropriate level of flexibility to execute the Company's strategy and absorb the current volatility inherent in its business. The amended Credit Facility maintains the $457.5 million senior secured term loan ("Term Loan") maturing May 7, 2016 and extended the $30.0 million senior secured revolving facility ("Revolver") to a maturity date of February 7, 2016. The Credit Facility can be increased by $100.0 million under certain circumstances.
The Credit Facility contains three financial maintenance covenants, each measured for the most recent four fiscal quarter period: 1) a leverage ratio (debt divided by EBITDA, each as defined in the Credit Facility) 2) a Term loan leverage ratio (Term Loan debt divided by EBITDA, each as defined in the Credit Facility) and 3) an interest coverage ratio (EBITDA divided by cash interest expense, each as defined in the Credit Facility). EBITDA, as defined in the Credit Facility, excludes certain items including non-recurring charges, acquisition related adjustments to revenue, stock compensation and impairments.
In exchange for the lenders resetting the loan covenants for each quarterly period from September 30, 2014 through December 31, 2015, the amendment required the Company to pay consent fees that totaled approximately $3 million upon effectiveness and in the event the debt has not been refinanced prior to June 30, 2015, the annual interest rate will increase by 25 basis points and an additional 50 basis points fee will be payable in kind by the issuance of additional Term Loans.
In connection with the amendment, certain holders of Aspect Software Group Holdings’ Class L shares also elected to invest another $20.0 million of cash into the Company through the purchase of additional shares.

The Company has evaluated all subsequent events and determined that there are no additional material recognized or unrecognized subsequent events requiring disclosure.

NOTE 11—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Parent, Inc. and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. Each of the guarantor subsidiaries is 100% owned, directly or indirectly by Aspect Software Parent, Inc. The following represents the supplemental condensed financial information of Aspect Software Parent, Inc. and its guarantor and non-guarantor subsidiaries, as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013.

Supplemental Condensed Consolidating Balance Sheet (unaudited)
September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$424	$11,819	$—	$12,243
Accounts receivable, net	60,907	67,158	(72,390)	55,675
Receivable due from Aspect Software Group Holdings Ltd.	1,224	—	—	1,224
Deferred tax assets	7,934	1,726	—	9,660
Other current assets	14,039	5,664	—	19,703
Total current assets	84,528	86,367	(72,390)	98,505
Property, plant, and equipment, net	17,538	2,692	—	20,230
Intangible assets, net	53,519	9,347	—	62,866
Goodwill	717,332	33,526	—	750,858
Investment in subsidiaries	62,287	—	(62,287)	—
Other assets	8,507	9,036	—	17,543
Total assets	$943,711	$140,968	$(134,677)	$950,002
Liabilities and shareholder's equity (deficit)
Current liabilities:
Accounts payable	$53,509	$30,618	$(72,390)	$11,737
Current portion of long-term debt	10,663	—	—	10,663
Accrued liabilities	38,519	13,039	—	51,558
Deferred revenues	59,160	22,519	—	81,679
Total current liabilities	161,851	66,176	(72,390)	155,637
Deferred tax liabilities	21,943	450	—	22,393
Long-term deferred revenue	1,924	945	—	2,869
Long-term debt	765,823	—	—	765,823
Other long-term liabilities	39,089	11,110	—	50,199
Total liabilities	990,630	78,681	(72,390)	996,921
Total Aspect Software Parent, Inc. shareholders’ (deficit) equity	(46,919)	58,272	(62,287)	(50,934)
Noncontrolling interest	—	4,015	—	4,015
Total shareholder's (deficit) equity	(46,919)	62,287	(62,287)	(46,919)
Total liabilities and shareholder's (deficit) equity	$943,711	$140,968	$(134,677)	$950,002

Supplemental Condensed Consolidating Balance Sheet (unaudited)
December 31, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,764	$22,930	$—	$26,694
Accounts receivable, net	76,387	50,657	(68,042)	59,002
Receivable due from Aspect Software Group Holdings Ltd.	2,621	—	—	2,621
Deferred tax assets	7,934	1,263	—	9,197
Other current assets	14,958	6,062	—	21,020
Total current assets	105,664	80,912	(68,042)	118,534
Property, plant, and equipment, net	16,396	2,071	—	18,467
Intangible assets, net	61,922	10,910	—	72,832
Goodwill	717,334	33,451	—	750,785
Investment in subsidiaries	45,047	—	(45,047)	—
Other assets	13,094	8,987	—	22,081
Total assets	$959,457	$136,331	$(113,089)	$982,699
Liabilities and shareholder's equity (deficit)
Current liabilities:
Accounts payable	$35,963	$39,937	$(68,042)	$7,858
Current portion of long-term debt	37,851	—	—	37,851
Accrued liabilities	49,354	12,613	—	61,967
Deferred revenues	52,330	24,340	—	76,670
Total current liabilities	175,498	76,890	(68,042)	184,346
Deferred tax liabilities	31,425	451	—	31,876
Long-term deferred revenue	3,047	1,408	—	4,455
Long-term debt	770,079	—	—	770,079
Other long-term liabilities	24,068	12,535	—	36,603
Total liabilities	1,004,117	91,284	(68,042)	1,027,359
Total Aspect Software Parent, Inc. shareholders’ (deficit) equity	(44,660)	39,777	(45,047)	(49,930)
Noncontrolling interest	—	5,270	—	5,270
Total shareholder's (deficit) equity	(44,660)	45,047	(45,047)	(44,660)
Total liabilities and shareholder's (deficit) equity	$959,457	$136,331	$(113,089)	$982,699

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$74,048	$49,156	$(9,754)	$113,450
Cost of revenues	35,233	23,218	(9,754)	48,697
Gross profit	38,815	25,938	—	64,753
Operating expenses:
Research and development	9,290	3,210	—	12,500
Selling, general and administrative	17,327	12,234	—	29,561
Amortization expense for acquired intangible assets	1,741	294	—	2,035
Total operating expenses	28,358	15,738	—	44,096
Income from operations	10,457	10,200	—	20,657
Interest and other income (expense), net	(15,109)	(4,099)	—	(19,208)
(Loss) income before income taxes	(4,652)	6,101	—	1,449
(Benefit from) provision for income taxes	(1,897)	1,051	—	(846)
Equity in earnings of subsidiaries	5,559	—	(5,559)	—
Net income (loss)	2,804	5,050	(5,559)	2,295
Less: Net loss attributable to noncontrolling interest	—	(509)	—	(509)
Net income (loss) attributable to Aspect Software Parent, Inc.	$2,804	$5,559	$(5,559)	$2,804

For the Three Months Ended September 30, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$74,703	$39,412	$(5,603)	$108,512
Cost of revenues	32,895	17,332	(5,603)	44,624
Gross profit	41,808	22,080	—	63,888
Operating expenses:
Research and development	11,409	2,234	—	13,643
Selling, general and administrative	22,617	11,358	—	33,975
Amortization expense for acquired intangible assets	6,540	256	—	6,796
Total operating expenses	40,566	13,848	—	54,414
Income from operations	1,242	8,232	—	9,474
Interest and other income (expense), net	54	(18,744)	—	(18,690)
Income (loss) before income taxes	1,296	(10,512)	—	(9,216)
Provision for (benefit from) income taxes	(19,308)	2,173	—	(17,135)
Equity in earnings of subsidiaries	(12,513)	—	12,513	—
Net income (loss)	$8,091	$(12,685)	$12,513	$7,919

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Nine Months Ended September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$219,090	$129,284	$(19,652)	$328,722
Cost of revenues	104,685	57,767	(19,652)	142,800
Gross profit	114,405	71,517	—	185,922
Operating expenses:
Research and development	29,894	9,297	—	39,191
Selling, general and administrative	59,987	34,134	—	94,121
Amortization expense for acquired intangible assets	5,324	881	—	6,205
Total operating expenses	95,205	44,312	—	139,517
Income from operations	19,200	27,205	—	46,405
Interest and other income (expense), net	(48,703)	(8,388)	—	(57,091)
(Loss) income before income taxes	(29,503)	18,817	—	(10,686)
(Benefit from) provision for income taxes	(4,037)	2,804	—	(1,233)
Equity in earnings of subsidiaries	17,268	—	(17,268)	—
Net (loss) income	(8,198)	16,013	(17,268)	(9,453)
Less: Net loss attributable to noncontrolling interest	—	(1,255)	—	(1,255)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(8,198)	$17,268	$(17,268)	$(8,198)
For the Nine Months Ended September 30, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$214,392	$114,935	$(15,844)	$313,483
Cost of revenues	93,146	48,538	(15,844)	125,840
Gross profit	121,246	66,397	—	187,643
Operating expenses:
Research and development	31,270	6,225	—	37,495
Selling, general and administrative	63,742	30,738	—	94,480
Amortization expense for acquired intangible assets	20,692	795	—	21,487
Restructuring credits	(44)	(2)	—	(46)
Total operating expenses	115,660	37,756	—	153,416
Income from operations	5,586	28,641	—	34,227
Interest and other income (expense), net	(17,750)	(33,064)	—	(50,814)
Loss before income taxes	(12,164)	(4,423)	—	(16,587)
(Benefit from) provision for income taxes	(18,686)	456	—	(18,230)
Equity in earnings of subsidiaries	(4,879)	—	4,879	—
Net income (loss)	$1,643	$(4,879)	$4,879	$1,643

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)
For the Three Months Ended September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$2,804	$5,050	$(5,559)	$2,295
Change in cumulative translation adjustment	(151)	918	(8)	759
Comprehensive income (loss)	2,653	5,968	(5,567)	3,054
Comprehensive loss attributable to noncontrolling interest	—	(509)	—	(509)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$2,653	$6,477	$(5,567)	$3,563
For the Three Months Ended September 30, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$8,091	$(12,685)	$12,513	$7,919
Change in cumulative translation adjustment	559	(1,389)	(5)	(835)
Comprehensive income (loss)	$8,650	$(14,074)	$12,508	$7,084

For the Nine Months Ended September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(8,198)	$16,013	$(17,268)	$(9,453)
Change in cumulative translation adjustment	(248)	183	(15)	(80)
Comprehensive (loss) income	(8,446)	16,196	(17,283)	(9,533)
Comprehensive loss attributable to noncontrolling interest	—	(1,255)	—	(1,255)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(8,446)	$17,451	$(17,283)	$(8,278)
For the Nine Months Ended September 30, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,643	$(4,879)	$4,879	$1,643
Change in cumulative translation adjustment	830	(1,535)	(53)	(758)
Comprehensive income (loss)	$2,473	$(6,414)	$4,826	$885

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in ) operating activities	$28,480	$(9,349)	$—	$19,131
Investing activities:
Purchases of property and equipment	$(7,024)	$(1,636)	$—	$(8,660)
Net cash used in investing activities	(7,024)	(1,636)	—	(8,660)
Financing activities:
Repayment of borrowings	(46,800)	—	—	(46,800)
Borrowings under debt facilities	15,000			15,000
Proceeds received from capital contribution	7,004			7,004
Net cash used in by financing activities	(24,796)	—	—	(24,796)
Effect of exchange rate changes on cash	—	(126)	—	(126)
Net change in cash and cash equivalents	(3,340)	(11,111)	—	(14,451)
Cash and cash equivalents:
Beginning of period	3,764	22,930	—	26,694
End of period	$424	$11,819	$—	$12,243

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$47,758	$(32,361)	$—	$15,397
Investing activities:
Cash paid for acquisitions, net of cash acquired	(135,163)	(6,901)	—	(142,064)
Purchases of property and equipment	(7,981)	(972)	—	(8,953)
Purchase of investment	$—	$(1,852)	$—	$(1,852)
Net cash used in investing activities	(143,144)	(9,725)	—	(152,869)
Financing activities:
Repayment of borrowings	(16,100)	—	—	(16,100)
Borrowings under debt facilities	110,000	—	—	110,000
Debt issuance costs in connection with borrowings	(5,538)			(5,538)
Net cash provided by financing activities	88,362	—	—	88,362
Effect of exchange rate changes on cash	—	(1,034)	—	(1,034)
Net change in cash and cash equivalents	(7,024)	(43,120)	—	(50,144)
Cash and cash equivalents:
Beginning of period	11,093	69,745	—	80,838
End of period	$4,069	$26,625	$—	$30,694

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

Unbilled Deferred Revenue
The deferred revenue balance on our condensed consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable hosting agreements. Unbilled deferred revenue represents future billings under our hosting agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $64 million as of September 30, 2014 and approximately $54 million as of September 30, 2013. Our typical contract length is between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer hosting agreements, varying billing cycles of hosting agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances.

Financial Summary
The following table sets forth the unaudited results of our operations expressed in dollars and as a percentage of net revenue for the three and nine months ended September 30, 2014 and 2013:

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Net revenues	$113.5	$108.5	100%	100%	$328.7	$313.5	100%	100%
Total cost of revenues	48.7	44.6	43%	41%	142.8	125.9	43%	40%
Gross profit	64.8	63.9	57%	59%	185.9	187.6	57%	60%
Operating expenses	44.1	54.4	39%	50%	139.5	153.4	42%	49%
Income from operations	20.7	9.5	18%	9%	46.4	34.2	14%	11%
Interest and other expense, net	(19.2)	(18.7)	(17)%	(17)%	(57.1)	(50.8)	(17)%	(16)%
Income (loss) before income taxes	1.5	(9.2)	1%	(8)%	(10.7)	(16.6)	(3)%	(5)%
Benefit from income taxes	(0.8)	(17.1)	(1)%	(16)%	(1.2)	(18.2)	—%	(6)%
Net income (loss)	2.3	7.9	2%	7%	(9.5)	1.6	(3)%	1%
Less: Net loss attributable to noncontrolling interest	(0.5)	—	—%	—%	(1.3)	—	—%	—%
Net income (loss) attributable to Aspect Software Parent, Inc.	$2.8	$7.9	2%	12%	$(8.2)	$1.6	(2)%	1%
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
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change ($)	2014	2013	Change ($)
Income from operations	$20.7	$9.5	$11.2	$46.4	$34.2	$12.2
Depreciation and amortization	5.6	10.9	(5.3)	16.7	31.7	(15.0)
Stock based compensation	0.3	—	0.3	0.4	0.4	—
Sponsor management fees	0.5	0.5	—	1.5	1.5	—
Other (1)	3.0	7.4	(4.4)	18.2	13.0	5.2
Adjusted EBITDA	$30.1	$28.3	$1.8	$83.2	$80.8	$2.4

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants, including but not limited to; acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges. The holders of Aspect Software Holdings Ltd.’s shares contributed approximately $6.6 million of cash to solve a potential covenant deficiency by adding equity to Adjusted EBITDA. The nine months ended September 30, 2014 include $6.6 million as a result of the equity cure.

Net Revenue
The following table presents the breakdown of net revenues between product, maintenance and services revenue:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change ($)	2014	2013	Change ($)
Product revenue:
Core (IM & WFO)	$18.6	$17.3	$1.3	$45.8	$46.8	$(1.0)
Signature	2.8	0.9	1.9	5.4	3.5	1.9
	21.4	18.2	3.2	51.2	50.3	0.9
Maintenance revenue	59.6	64.7	(5.1)	183.5	196.6	(13.1)
Services revenue	19.8	17.7	2.1	59.8	58.6	1.2
Hosting & managed services revenue	12.7	7.9	4.8	34.2	8.0	26.2
Total revenue	$113.5	$108.5	$5.0	$328.7	$313.5	$15.2
Our Core business includes our Interaction Management and Workforce Optimization offerings and our Signature business includes our legacy hardware offerings. Our strategy has been focused on converting our Signature customers to Unified IP, targeting new logos and better leveraging Workforce Optimization up-sell opportunities to offset the runoff of our Signature business.
The increase in product revenue for both the three and nine month periods ended September 30, 2014, when compared to the prior year periods is primarily related to growth in our Voxeo product line as well as a number of add-on Signature orders in the third quarter of 2014 that we do not expect to recur. During 2014, we continued to experience lengthening decision and approval cycles and many customers remain cautious with capital investments resulting in a number of slipped deals each quarter. Our Voxeo acquisition complimented our managed services offering by adding a hosted deployment alternative. Hosted offerings allow capital investment cautious customers an opportunity to delay cash outflow by switching from up front license fees to a recurring service. Over the past twelve months we have had several customers change their deployment model from on-premise to either hosted or managed services. We expect this trend to continue and we will continue to invest in these alternative deployment methods across our broad scale customer base.
Our Core maintenance revenue for the three months ended September 30, 2014 grew 3% over the prior year as retention rates exceeded 90% for this business and we maximized up-sell opportunities. Our Signature maintenance revenue declined 25% when compared to the prior year as our customers consolidated due to license decommissioning resulting from agent downsizing and in some cases we experienced competitive displacement. In many of these instances, our customers began migrating to the competitive platform in previous years and completed the migration during 2014.
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
The increase in services revenue for the three and nine months ended September 30, 2014, compared to the prior year period is primarily the result of increased product volume as a majority of our customers also purchase installation services with their product order.
Cost of Revenue
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change ($)	2014	2013	Change ($)
Cost of product revenue	$6.1	$4.1	$2.0	$15.3	$13.7	$1.6
Cost of maintenance revenue	15.8	17.7	(1.9)	49.3	52.7	(3.4)
Cost of services revenue	19.2	18.2	1.0	56.2	52.3	3.9
Cost of hosting & managed services revenue	6.4	2.6	3.8	18.3	2.6	15.7
Amortization expense for acquired intangible assets	1.2	2.0	(0.8)	3.7	4.6	(0.9)
Total cost of revenues	$48.7	$44.6	$4.1	$142.8	$125.9	$16.9

The following table presents gross profit as a percentage of related revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change (pts)	2014	2013	Change (pts)
Product gross margin	71.5%	77.5%	(6.0)	70.1%	73.0%	(2.9)
Maintenance gross margin	73.5%	72.6%	0.9	73.1%	73.2%	(0.1)
Services gross margin	3.0%	(2.8)%	5.8	6.0%	10.6%	(4.6)
Hosting & managed services margin	49.2%	67.1%	(17.9)	46.2%	67.5%	(21.3)
Product gross margin declined in the three and nine month periods ended September 30, 2014 compared to the prior year period primarily related to increased sales of our legacy Signature hardware products in the current year quarter. These legacy product sales require hardware and typically result in lower margins compared to sales of our Core business products.
The slight improvement in maintenance gross margin in the three months ended September 30, 2014 is primarily related to actions taken in the first half of 2014 to reduce our costs globally to offset the volume decrease. We will continue to routinely assess our cost structure to ensure that it aligns with our revenue streams.
Services gross margin deteriorated significantly in the nine month period ended September 30, 2014 when compared to the prior year primarily resulting from one-time costs associated with workforce adjustments and lower volume of projects as our product revenue declined in the first half of 2014. We have made significant progress in growing our project backlog, improving our realized billing rate and increasing our stand-alone services opportunities to reduce our dependency on product bookings.
Hosting and managed services margins reflect the significant investments that we have made in our Voxeo, Zipwire and managed services product offerings. Given the lag in conversion of bookings to revenue, we expect these margins to continue to improve as our customers ramp up their service levels and we continue to grow this business.
Operating Expenses

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change ($)	2014	2013	Change ($)
Research and development	$12.5	$13.6	$(1.1)	$39.2	$37.5	$1.7
Selling, general and administrative	29.6	34.0	(4.4)	94.1	94.4	(0.3)
Amortization expense for acquired intangible assets	2.0	6.8	(4.8)	6.2	21.5	(15.3)
Total	$44.1	$54.4	$(10.3)	$139.5	$153.4	$(13.9)
The increase in research and development expenses for the nine months ended September 30, 2014 compared to the prior year period, is primarily related to the increased headcount from our Voxeo acquisition, severance costs related to realigning our workforce, as well as increased investment in tools to improve our development and delivery of new and enhanced solutions. The decrease in research and development expenses for the three months ended September 30, 2014 compared to the prior year period, is primarily related to cost reduction initiatives executed in the first half of 2014.
The decrease in selling, general and administrative expenses for the three months ended September 30, 2014 is primarily related to cost reduction initiatives which included workforce adjustments to lower cost geographies as well as reduced overall headcount. In addition, expenses for the three months ended September 30, 2014 benefited from cost savings initiatives with two significant vendors.

Amortization expense for acquired intangible assets in 2014 decreased as compared to the same period in the prior year as certain assets became fully amortized.
Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change ($)	2014	2013	Change ($)
Interest expense, net	$19.0	$18.9	$0.1	$56.9	$51.6	$5.3
Exchange rate loss (gain)	0.3	(0.4)	0.7	0.2	(0.7)	0.9
Other (income) expense, net	(0.1)	0.2	(0.3)	—	(0.1)	0.1
Total interest and other expense, net	$19.2	$18.7	$0.5	$57.1	$50.8	$6.3

Interest expense for the nine months ended September 30, 2014 increased as compared to the prior year period due to increased debt levels resulting from $85.0 million of delayed draw term loan and $25.0 million of issued second lien notes to fund the Voxeo acquisition in July 2013.
For the three and nine months ended September 30, 2014 as compared to the prior year periods, we experienced an exchange rate loss primarily due to the weakening of the United States dollar against foreign currencies.
Income Taxes
The following table presents benefit from income taxes and the effective tax rate:

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
Benefit from income taxes	$(0.8)	$(17.1)	$16.3		$(1.2)	$(18.2)	$17.0
Effective tax rate	(58.4)%	185.9%	(244.3	) pts	11.5%	109.9%	(98.4	) pts

Our income tax benefit was $0.8 million and $1.2 million for the three and nine months ended September 30, 2014, respectively compared to an income tax benefit of $17.1 million and $18.2 million for the three and nine months ended September 30, 2014, respectively. Our tax benefit in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, valuation allowance adjustments and benefits recorded for tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $18.5 million to $12.2 million at September 30, 2014 from $30.7 million at September 30, 2013. Our existing cash balance generated by operations and borrowings available under our credit facilities have served as our primary sources of short-term liquidity. On August 7, 2014, the holders of certain of Aspect Software Group Holdings Ltd.’s shares contributed approximately $7.0 million of cash to solution a covenant deficiency in the second quarter of 2014 by adding equity to Adjusted EBITDA. Our Credit Agreement allows no more than two equity cures in any trailing four quarter period. Based on our current level of operations, we believe that our existing cash balance, cash flows generated from operations, borrowings available under our credit facilities and continued support from our shareholders, if needed, will be adequate to meet our liquidity needs for at least the next 12 months
A condensed statement of cash flows for the nine months ended September 30, 2014 and 2013 follows:

(In millions)	Nine Months Ended September 30,
	2014	2013
Net cash (used for) provided by:
Net loss	$(9.5)	$1.6
Adjustments to net loss for non-cash items	13.8	18.6
Changes in operating assets and liabilities	14.8	(4.8)
Operating activities	19.1	15.4
Investing activities	(8.7)	(152.9)
Financing activities	(24.8)	88.4
Effect of exchange rate changes	(0.1)	(1.0)
Net change in cash and cash equivalents	(14.5)	(50.1)
Cash and cash equivalents at beginning of period	26.7	80.8
Cash and cash equivalents at end of period	$12.2	$30.7

Net Cash Provided by Operating Activities
The decrease in net cash provided by operating activities was primarily due to lower cash flows from our annual maintenance renewals primarily resulting from agent downsizing, license decommissioning and competitive displacements. In addition, in 2014 our interest payments were higher as a result of the additional principal we issued to partially fund the Voxeo acquisition.
Net Cash Used In Investing Activities
Net cash used in investing activities primarily represents our investments in our hosting data centers, revitalization of our office spaces and equipment purchases. In addition, net cash used in investing activities for the nine months ended September 30, 2013 included our Voxeo acquisition and our investment in eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom.
Net Cash Used In/Provided By Financing Activities
Financing cash flow activities for both periods presented primarily represents activities related to our debt. In the current year net cash used in financing activities reflects scheduled quarterly principal payments to our first-lien lenders and draws and repayments under our revolver. The aforementioned $7 million capital contribution partially offset these financing uses of cash in the current year. During the nine month period ended September 30, 2013 we issued $110 million of additional principal to fund our Voxeo acquisition which was included in financing cash flows.
Debt Covenants
We were in compliance with all of our financial debt covenants as of September 30, 2014.
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
During the first nine months of 2014, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report of Aspect Software Group Holdings Ltd. on Form 10-K (File No. 333-170936). There are no differences between the critical accounting policies of Aspect Software Group Holdings Ltd. and Aspect Software Parent, Inc.
Item 3. Quantitative and Qualitative Disclosure of Market Risks
During the first nine months of 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in the Annual Report of Aspect Software Group Holdings Ltd. on Form 10-K (File No. 333-170936), for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2014	ASPECT SOFTWARE PARENT, INC.

	By:	/s/ Robert J. Krakauer
Robert J. Krakauer, Executive Vice President and Chief Financial Officer