Form 10-K
period 2014-12-31
Aspect Software Parent, Inc.
filed 2015-03-27
CIK 1506545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 333-170936

ASPECT SOFTWARE PARENT INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3503231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2325 East Camelback Road, Suite 700
Phoenix, Arizona 85016
(Address of principal executive offices) (Zip code)
Telephone Number: Telephone: (978) 250-7900

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was zero as there is currently no established public trading market for the registrant's equity securities.
The registrant had one ordinary share outstanding as of February 28, 2015.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
PART I
Item 1. Business
Company Overview
Aspect Software Parent Inc. ("Aspect, "we", "our", "us") is a global provider of a fully-integrated solution that unifies the three most important facets of modern consumer engagement strategy: customer interaction management, workforce optimization and back-office. Aspect Software Group Holdings Ltd. ("Holdings") is Aspect Software Parent Inc.'s sole shareholder. Through a full suite of cloud, hosted and hybrid deployment options, we help the world’s most demanding contact centers and back offices seamlessly align their people, processes and touch points to map and deliver remarkable customer experiences.

Through seamless, two-way communications across phone, chat, email, instant message ("IM"), short message service ("SMS") and social channels, Aspect equips companies with the tools and technologies needed to design customer experiences that engage and serve today's demanding customers across multiple channels of communication. Whether delivered through Aspect's cloud infrastructure or as software deployed on the customers’ premises, our solutions enable organizations to integrate customer self-service, contact center operations, workforce optimization and back office workflow solutions into existing enterprise technology investments for companies looking to remove communication and workflow barriers or create more productive business processes. We believe that this flexible, forward-focused design approach drives enhanced business efficiencies, fosters loyalty and increases customer value.

We operate in one reportable segment. Please see Note 24, “Segment Reporting,” of Item 8 of this Annual Report on Form 10-K for more information. For the year ended December 31, 2014, our total net revenues, net loss and earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") were $444.9 million, $33.8 million and $106.7 million, respectively. See “Key Financial Measures” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income from operations, the most directly comparable generally accepted accounting policies ("GAAP") financial performance measure.
Industry Overview
The contact center continues to evolve. Standard call centers consist of agents handling inbound and outbound calls using a collection of telephones. These single channel call centers still require multipoint systems consisting of a PBX, an automatic call distributor (“ACD”), and an automated attendant to handle voice-based interactions, along with optional enhancements such as an interactive voice response (“IVR”) system, a predictive outbound dialer and a call logger. As communication channels have evolved, many of these call centers transformed to multichannel contact centers by adding SMS texting, mobile applications, e-mails, web interaction, messaging capabilities, and social media. As cloud service availability has grown, call centers are increasingly opting for alternative software deployment models. This approach enables organizations to automate processes to improve organizational effectiveness, and the cloud-based deployments in particular help reduce total cost of ownership. Cloud-based deployments offer increased flexibility, faster deployment, minimal up front capital expense and reduced internal information technology staff costs to handle upgrades, maintenance and disaster recovery.
Widespread smartphone and tablet adoption has resulted in consumers expecting always-available omnichannel client software services and applications, which work uniformly on various mobile devices and operating systems. Companies will need to continue to increase their focus on omnichannel client development and the ability to deliver a consistent brand experience across all channels used by mobile consumers.
Additionally, the onslaught of the internet of things has made content management increasingly important and challenging for organizations, especially industries such as insurance, financial services, and healthcare that circulate large amounts of information internally and externally. This trend has driven the demand for analytics that can provide meaningful data about the increasingly large variety of interactions enterprises have with the customer and prioritize this disparate data as actionable information.
In a market where everything is changing at a higher degree and rate than ever before, our comprehensive product portfolio with flexible deployment capabilities positions Aspect as a key strategic partner to address customers' evolving needs.
Competitive Strengths
We believe that we benefit from the following competitive strengths:
Leading Market Positions, Differentiating Vision and Global Deployment Capabilities. Aspect is an innovator of various core contact center technologies such as intelligent automatic call distribution, predictive dialing and workforce management. Over the years, we have continued to maintain our leading position in these segments of the contact center market. We continue to innovate and develop our applications and expand our global footprint in support of our cloud deployment options.

Large and Diversified Installed Base of Blue-Chip Customers. We are a major contact center solution provider with a comprehensive portfolio. We provide our solutions and services worldwide, with 72% of our revenues generated from the Americas, 19% from Europe and Africa and 9% from Asia Pacific for the year ended December 31, 2014, and we view our market opportunities on a global basis. We deliver our solutions to more than 2,300 customers in more than 80 countries and our products currently support approximately 1.5 million contact center agent seats managing over 100 million customer interactions daily. No one customer accounted for more than 10% of our revenues for the year ended December 31, 2014. We believe that this geographic diversity and lack of customer concentration helps us to mitigate the effects of isolated regional downturns. It also provides us with a broad range of relationships that we can leverage to implement our new technologies in our customers' contact centers and also on an enterprise-wide basis.
Recurring Revenue with High Renewal Rates. During the year ended December 31, 2014 our recurring revenues comprised 66% of our total revenues. Recurring revenue includes maintenance, hosting and managed services revenue. We believe that contact center operations have become critical business functions for many of our customers, positioning us as a key strategic supplier. Additionally, customers view switching contact center systems as a complex, risky and an expensive undertaking, given the considerable upfront license costs, lengthy implementations and potential for disruptions of critical operations. Renewal rates are positively impacted by the inclusion of investment protection features for those who are under maintenance of premise products as it includes software updates, upgrades and customer care support on a 24x7x365 coverage with customer care provided globally.
Our People and Management. We have a strong executive management team with considerable leadership and software industry experience and proven execution skills in growing companies organically and through acquisitions. This collection of talent includes many individuals who have experience transforming businesses. Our executive management team has an average of more than twenty years of technology experience.
Business Strategy
The following components are key to our strategy and achieving our growth objectives:

Expand our Global Presence. Aspect receives the majority of its revenue today from mature markets like North America and Western Europe. We are investing in emerging markets such as Brazil, Mexico, China and India, through both organic growth in personnel and partner channel development. We expect to generate more new customer wins from the emerging markets.
Develop Best-In-Class Solutions. During the past four decades, we have been a market leader in key segments of the contact center market, largely due to our ability to develop innovative products that meet the needs of our customers. In recognition of the contact center's business transformation from isolated phone-based, outbound communications to inbound and outbound multi-channel communications that are highly integrated into a company's operations, we believe we have developed and matured one of the industry's first truly integrated unified contact center offerings. With our flagship product Aspect Unified IP, we can provide both an effective and innovative platform that meets the evolving market needs for new customers, while offering a new set of capabilities to sell to our current customers who are upgrading their existing legacy contact center systems. Our workforce optimization capabilities have grown through organic developments and acquisitions to be an integrated full-featured workforce optimization platform leveraging both Microsoft Unified Communications ("UC") and other leading industry platform technologies. We have a unique advantage as the only recognized contact center infrastructure leader that offers truly integrated interaction management and workforce optimization technologies. The combined interaction management and workforce optimization solution takes full advantage of UC, allowing Aspect to lead the contact center transformation. We plan to continue to invest and develop new products and solutions ahead of changing contact center and enterprise needs and continually take advantage of the developing UC marketplace.
2014 was a year of material accomplishment and forward momentum for Aspect's solution portfolio, especially with regard to cloud offerings.
Become a Premier Cloud Solutions Provider. Aspect’s goal is to become a premier cloud solutions provider. We have increased our internal investments in cloud solution development activities and have had major releases of Unified IP, WFO, WFM, and our Proactive Engagement Suite offerings in the cloud. Our acquisition of Voxeo Corporation ("Voxeo") and Voxeo's wholly-owned subsidiary Qivox and the licensing of new Software as a Service ("SaaS") technology advanced our cloud infrastructure and product portfolio. We have leveraged the Voxeo product portfolio and cloud infrastructure, licensed technology and our contact center experience to develop Zipwire, our pure SaaS contact center offering. Zipwire, a true cloud contact center solution delivers superior functionality and ease of use. Unlike many smaller hosted solutions built on traditional on-premises platforms, Zipwire's scalability and multi-tenant capabilities offer on-demand flexibility without sacrificing performance or reliability. Additionally, we have released Aspect Outbound powered by LiveVox, which is a compliant, multi-tenant outbound cloud contact center solution that scales easily and provides advanced disaster recovery capabilities.
Migrate and Further Penetrate Our Installed Customer Base. We have a large installed customer base on our legacy telephony-based Signature predictive dialer and automatic call distribution products. As our customer base migrates to software-based platforms, we are using our relationships with these customers to market our Aspect Unified IP platform product and related unified communications applications. Migrations from Signature dialers to the Aspect Unified IP-based applications are essentially complete, and most of our customers have chosen to use Aspect Unified IP. As customers migrate to new solutions, we are marketing our workforce optimization solutions as well as additional capabilities and services to our customers.
Leverage Aspect Professional Services to Drive Customer Contact Deployments. Aspect’s deep technology expertise paired with our dedication to innovate is the driving force behind delivering meaningful business results to our clients spanning the contact center and beyond. Whether organizations require implementation, project planning, strategy and governance planning, application development, custom development or resources to augment their information technology ("IT") staff, Aspect’s Professional Services is uniquely positioned to help our customer get the most value from their software investment at every stage. Aspect’s Professional Services has three dedicated service areas: Implementation and Optimization Services, Interaction Enablement Services, and Performance Improvement Services. Through integration with leading customer relationship management ("CRM") applications, Aspect's Professional Services helps customers design and implement a seamless integrated system that unites communication functionality with usable customer data in a single location. The result is an integrated agent desktop solution that successfully empowers contact center with the data required to meet today’s growing demand for remarkable customer experiences.
Our Solutions
We generate revenues by selling and licensing our software and hardware products, selling maintenance contracts and services to support our products and providing professional services that help customers identify and implement the appropriate contact center and interaction management solutions.

Contact Center Products and Applications
We offer a “one-stop-shop” for contact center solutions, delivering key components either in integrated suites or separate modules, tailored to suit customer preferences and requirements. Our applications for the contact center are internet protocol ("IP") based solutions that offer new ways to address particular customer interactions by delivering a specific combination of capabilities to improve contact center performance. Our primary platform products are categorized into four main product groups: Contact Center (Aspect Unified IP, Aspect Zipwire, and Aspect CXP), Workforce Optimization, Back Office Optimization and Signature. We offer deployment flexibility to suit our customer needs; from the convenience of the cloud to the familiarity of on-premise or somewhere in between.
Aspect Unified IP
Built to scale from 10-agent to several-thousand-agent contact centers, our flagship contact center platform, Aspect Unified IP, is a Microsoft web services platform contact center solution that unites inbound, outbound, interactive voice response and internet contact capabilities like email and web chat while delivering robust queuing, routing, reporting and agent empowerment capabilities in a single solution. The unified platform requires less professional services to implement than alternative solutions as less computer telephony integration is required and provides customers with a lower total cost of ownership. Aspect Unified IP generated approximately $192 million of revenue (43% of our total revenue) for the year ended December 31, 2014.
Aspect Zipwire
Zipwire, is a pure cloud, SaaS contact center solution. Zipwire’s highly competitive feature set offers simplicity in provisioning, support and on-going operations. Designed to get a contact center up and running in hours or days as opposed to traditional software solutions that can take months to deploy, Zipwire rapidly accelerates time-to-value for customers. Zipwire can be delivered through Aspect’s proven cloud and telecommunications infrastructure attained through our acquisition of Voxeo in July 2013 and can also be deployed within an enterprise’s private cloud network. Qivox, acquired through the Voxeo purchase, is a hosted omni-channel communications platform for providing SaaS-based solutions for customer engagement management. Aspect has branded the Qivox product portfolio as Aspect Proactive Engagement Suite. Aspect Zipwire products generated approximately $11 million of revenue (3% of our total revenue) for the year ended December 31, 2014.
Aspect Customer Experience Platform ("CXP")
The Aspect Customer Experience Platform ("CXP") makes it easy to design, implement and deploy IVR and self-service customer contact applications across multiple communications channels, like voice, text (IM, SMS, USSD), mobile web, social networks like Twitter and smartphone applications. With CXP, it’s easy to implement personalized self-service that gets customers a first-contact resolution - freeing up your contact center agents to address more complex problems. CXP products generated approximately $42 million of revenue (9% of our total revenue) for the year ended December 31, 2014.

Workforce Optimization
Built on a Microsoft standards-based platform, our workforce optimization solutions improve the management and efficiency of contact center customer contact activities. Examples of specific customer needs our workforce optimization products can support include more efficient coordination of customer self-service with live contact center agent assisted service; greater visibility, control and staffing efficiency in a multichannel, distributed customer contact environment; automation of early stage contact and a more effective past due customer account targeted collections strategy; and tools and processes to optimize resource utilization and foster a continuous improvement culture. In 2014, we released version 8 of our Workforce Optimization Suite, which dramatically improves agent and supervisor efficiency via our simple widget-based user interfaces. Workforce Optimization products generated approximately $102 million of revenue (23% of our total revenue) for the year ended December 31, 2014.
Back Office Optimization
Aspect Back Office Optimizer provides the ability to distribute and redistribute work items (tasks) based on predicted task outcomes and real-time resource availability. The solution captures work from multiple sources and ensures work is allocated to the right individual, team, department and/or location based on resource availability,  backlog and desired service level outcome. Back Office Optimization products generated approximately $2 million of revenue (less than 1% of our total revenue) for the year ended December 31, 2014.
Signature Products
Our Signature products, which generated approximately $98 million of revenue (22% of our total revenue) in the year ended December 31, 2014, include all of the core technologies needed to operate a modern call center, including ACD, predictive dialer, computer telephony integration and IVR.
Managed Services
Aspect’s Managed Services provides customers management and operational assistance for Aspect solutions. There are three distinct services offered:
Operation. Provides client services designed to help operate and manage a technology environment by reducing staffing costs and technology maintenance costs. This could include hosted or premise-based solutions or remotely through the cloud.
Optimization. Provides services designed to improve technology adoption with the goal of increasing the business value by optimizing the technology in place.
Hosting. Hosting the technology and/or owning the technology for the customer which helps reduce the customer’s capital costs.

Consulting and Customer Care Services
We offer our consulting and customer care services and systems integration skills to help our customers plan, implement and support our solutions in the contact centers and across their entire enterprise. Our global professional and customer care services team is comprised of business professionals and Microsoft certified experts and consisted of approximately 800 employees worldwide as of December 31, 2014. Our worldwide delivery capability helps customers with their critical business communications needs and is supported by management tools and technical customer care centers around the world. The services we offer include:

•	installation and implementation of contact center solutions;

•	consulting services to help customers design and optimize their communications investments;

•	management services that provide customers with an alternative to owning and operating communications applications and infrastructure; and

•	on-site and remote customer care and managed services.
We believe the global market for these services is fragmented. Companies serving these markets range from local firms to large multi-national companies with global footprints to other vendors, including communications businesses, value-added resellers, distributors and system integrators. Our interaction management consultants help organizations identify the right opportunities, navigate implementation obstacles and get the right results from unified communications by offering services and support from strategy and design to implementation. From improving individual and group productivity and enhancing collaboration to implementing communications-enabled business processes and transforming enterprise communications, we provide experienced guidance and support organizations as they adopt unified communications solutions.
The major areas of our services include:
Aspect Professional Services delivers unified communications capabilities in the contact center and throughout the enterprise. Our consultants help organizations identify the right opportunities, navigate implementation obstacles and get the right results from unified communications with services that span conception through completion. From improving individual productivity and heightening collaboration to communications-enabling business processes and transforming enterprise communications, we provide experienced guidance at every step of an organization's unified communications journey.

Aspect Customer Care. Aspect Customer Care helps ensure optimal operations and continuous system uptime by providing support services throughout the entire lifecycle of our relationship with our customers. Our engineers provide 24x7x365 follow-the-sun service via the telephone, internet-based self-service, email consultation, remote computer access and on-site service. Nearly 90% of new customers that purchase contact center solutions from us also purchase maintenance contracts. Through our maintenance relationships, we provide upgrades to installed software for customers under a maintenance contract and provide support to help ensure optimal operations.
Microsoft Consulting Services. Leveraging our pool of Microsoft experts, this group provides strategic consulting and implementation for a wide variety of Microsoft products and solutions such as SharePoint, Lync, Microsoft Dynamics, and Business Intelligence. In addition to technical consultation and implementation, this group includes a Healthcare and an Education practice that provides targeted solutions for high-growth industries. With the introduction of next generation customer contact applications, that take advantage of both Aspect contact center technologies as well as Microsoft technology, this group is expanding its efforts to broaden Microsoft's utilization within the contact center.
Aspect Education Services. Aspect Education Services offers a variety of courses designed to provide contact center supervisors and administrators with the skills and knowledge needed to enhance productivity and improve customer satisfaction. Courses are offered online, at our worldwide training facilities and onsite at customer facilities.
Customers
Our customer base is diverse, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with over 100,000 employees. Our products are used in many verticals and industries in businesses around the world that have a significant amount of interaction with their customers, including financial services, telecommunications, technology, business process outsourcers, transportation, utilities, health care and government.
Our customers include: American Airlines, American Express, British Airways, British Gas, Citigroup, Computer Sciences Corp., Discover Financial Services, FedEx, General Electric, Hilton Reservations Worldwide, JC Penney, Lands' End, Lloyds TSB, Southwest Airlines, The Royal Bank of Scotland, Verizon Wireless, U.S. Airways, VW Credit, and Wipro. No one customer represented more than 10% of our total revenue for the years ended December 31, 2014, 2013 and 2012. For customer geographic information, please see Note 24, “Segment Reporting,” to our audited consolidated financial statements in Item 8 of this Form 10-K.

We are a market leader in all core contact center technologies:

•	A Visionairy in Gartner's Contact Center infrastructure magic quadrant (Source: Gartner, May 2014 “Magic Quadrant for Contact Center Infrastructure”)

•	#1 in Work Force Management (Source: Pelorus Associates, March 2014 “2014 World Contact Center Workforce Management Systems Market”)

•	#1 in Outbound Dialer (Source: Frost and Sullivan, September 2014 “Global Rollup-Contact Center Systems Market”)
Sales and Marketing
We have 318 sales personnel worldwide. We sell and market our products primarily through our direct sales force. In addition to our direct sales, we sell our products through referral providers, resellers and distributors. Referral providers identify and engage with sales leads and transfer the relationship with the potential customer to our sales force in exchange for a finder's fee. Resellers sell our products but do not provide related services to the customers. Distributors sell our products and provide services and support related to our products. We have formed a single global sales force that is cross-trained across our full product offerings and is in a position to understand the solutions required to address our customers' needs. The sales force is supported by a pre-sales group of solutions consultants that have an in-depth knowledge of all our products. In addition, we maintain a formal sales process that includes CRM software based tools and structured account development methodology. This allows us to track every opportunity by geography in real time and thus helps us forecast early in the quarter if any weakness is predicted.
Product Development
We employ over 340 employees involved in product development and follow a strict product lifecycle to ensure stringent process control. Our product lifecycle is a process that our cross-functional program teams use in the management of products and product releases. The process is followed from new program concept through introduction and provides a repeatable, predictable method that we believe enhances product quality and provides for predictable product delivery.
For research and development costs for the past three fiscal years, please see our audited consolidated financial statements located in Item 8 of this Form 10-K.
Intellectual Property
We own a significant number of commercially important patents in the contact center industry and have nearly 1,000 patents and patents pending worldwide that are applicable across our entire platform of products for the contact center industry. We expect to continue to file new applications to protect our research and development investments in new technology and products and receive numerous patents each year. The duration of our patents is determined by the laws of the country of issuance and for U.S. patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the U.S. and in foreign countries.
We will obtain patents and other intellectual property rights used in connection with our business when practicable and appropriate. Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. In addition, a pending claim is in an early stage of litigation. Based on industry practice and our prior experience, we believe that any licenses or other rights that might be necessary for us to continue with our current business could be obtained on commercially reasonable terms. However, we cannot assure you that any of those licenses or other rights will always be available on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.
Competition
We offer a wide range of applications and services and as result have a broad range of competitors. We compete against traditional enterprise voice communications providers, such as Avaya, Siemens Enterprise Communications, and data networking companies, such as Cisco. We also face competition from other competitors, including Genesys Laboratories, Interactive Intelligence, Altitude Software and Noble Systems. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China. In addition, Verint Systems and NICE Systems Ltd. compete with us in the workforce management and quality monitoring product areas. Aspect Global Professional Services also competes with the above mentioned companies and others offering services with respect to their own product offerings, as well as many value added resellers, consulting and systems integration firms and network service providers.

Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel, research and development and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be better positioned to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Industry consolidations may also create competitors with broader and more geographic coverage and the ability to reach enterprises through communications service providers.
Technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. The principal competitive factors applicable to our products include:

•	product features, performance and reliability;

•	customer service and technical support;

•	relationships with distributors, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	relationships with buyers and decision makers;

•	price;

•	the financial condition of the competitor;

•	brand recognition;

•	the ability to integrate various products into a customer's existing networks, including the ability of a provider's products to interoperate with other providers' communications products; and

•	the ability to be among the first to introduce new products.
In addition, existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications solutions from their current data networking vendor rather than from us. Also, as communications and data networks converge, we may face competition from systems integrators that have traditionally focused on data network integration. We cannot predict with precision which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into our markets or the rapid evolution in technology and product development that has characterized our markets. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires or reduce prices, which may adversely affect our profitability.
Item 1A. Risk Factors
Our business depends on our ability to keep pace with rapid technological changes that impact our industry.
The market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our future success depends in part on our ability to continue to develop technology solutions that keep pace with evolving industry standards and changing customer demands. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We are required to commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. If the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on our strategic plan because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do, in which case we could lose market share and our net revenues and earnings would decrease.
A key component of our strategy is our focus on the development and sale of enterprise communications products and services, and this strategy may not be successful.
Contact center technology is undergoing a change in which previously separate voice and data networks are converging onto IP based platforms with software driven unified communications applications. Both traditional and new competitors are investing heavily in this market and competing for customers.
Our initial approach to this convergence has been to provide software permitting the integration of existing telephony environments with networks in which voice traffic is routed through data networks. Ultimately, the strategy is to have customers migrate over time to our unified communications applications. This integration and migration strategy requires enterprise-level selling and deployment of enterprise-wide solutions that reach further into customers’ information technology organizations, rather than selling and deployment efforts focused primarily on contact center managers and traditional telephone networks.
In order to execute our strategy successfully, we must:

•	expand our customer base by selling to enterprises that previously have not purchased from us;

•	expand our presence with existing customers by adding value with our products and services;

•	continue research and development investment, including investment in new software and platform development;

•	train our sales staff and distribution partners to sell new products and services;

•	improve our marketing of existing and new products and services;

•	acquire key technologies through licensing, development contracts, alliances and acquisitions;

•
train our professional services and support employees and channel partners to service new or enhanced products and applications and take other measures to ensure we can deliver consistent levels of service globally to our multinational customers;

•	enhance our professional services and customer care organizations’ ability to service complex, multi-vendor IP networks;

•	recruit and retain qualified personnel, particularly in research and development, professional services, customer care and sales;

•	develop relationships with new types of channel partners who are capable of both selling our products and extending our reach into new and existing markets; and

•	establish or expand our presence in key geographic markets.
We may or may not be able to successfully accomplish any or all of the foregoing, which may adversely impact our operating results. The success of our unified communications products strategy depends on several factors, including proper new product definition, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully achieve market acceptance of our products, or any other products that we may introduce in the future, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we do not successfully execute our strategy, our operating results may be materially and adversely affected.
Recent global economic trends could adversely affect our business, results of operations and financial condition, primarily through disrupting our customers’ businesses.
Recent global economic conditions, including disruption of financial markets, could adversely affect our business, results of operations and financial condition, primarily through disrupting our customers’ businesses. Higher rates of unemployment and lower levels of business activity generally adversely affect the level of demand for certain of our products and services. In addition, continuation or worsening of general market conditions in the U.S. economy or other national economies important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our products and services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations. Consumer hesitancy or limited availability of credit may constrict the business operations of our end user customers and our channel, development, and implementation partners, and consequently impede our own operations. The consequences may include restrained or delayed investments, late payments, bad debts, and even insolvency among our customers and business partners. These have had an effect on our revenue growth and incoming payments, and the impact may continue. In addition, our prices could come under more pressure due to more intense competition or deflation. If current economic conditions persist or worsen, we expect that our revenue growth and results of operations will continue to be negatively impacted. Finally, an extended period of further economic deterioration could exacerbate the other risks we describe herein. If these or other conditions limit our ability to grow revenue or cause our revenue to decline and we cannot reduce costs on a timely basis or at all, our operating results may be materially and adversely affected.
If our products do not remain compatible with ever-changing operating environments, we could lose customers and the demand for our products and services could decrease, which could materially adversely affect our business, financial condition, operating results and cash flow.
The largest suppliers of systems and computing software are, in most cases, the manufacturers of the computer hardware and software systems used by most of our customers. Historically, these companies have from time to time modified or introduced new operating systems, systems software and computer hardware. In the future, such new products could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Failure to adapt our products in a timely manner to such changes or customer decisions to forgo the use of our products in favor of those with comparable functionality contained either in their hardware or software systems could have a material adverse effect on our business, financial condition, operating results and cash flow.
Our future revenue is dependent in large part upon our installed customer base continuing to license additional products, renew recurring subscription agreements and purchase additional professional services, and any migration of our customers away from our products and services would adversely impact our operating results.
Our large installed customer base traditionally has generated a very substantial portion of our revenue. Our support, hosting and managed services strategies are under constant review and development to assist us in addressing our customers’ broad range of requirements. Success in achieving our business goals depends significantly on the success of our maintenance, hosting and managed services models and on our ability to deliver high-quality services. It is possible that existing customers will decide not to renew or reduce their contracts with us or not to purchase more of our products or services in the future, which could have a material adverse effect on our business and results of operations.

Our gross margins may decrease due to competitive pressures or otherwise, which could negatively impact our profitability.
Gross margins may decrease in the future in response to competitive pricing pressures, new product introductions by us or our competitors, changes in the costs of components, increases in manufacturing costs, royalties we need to pay to use certain intellectual property, or other factors. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin solutions successfully and continually reducing our costs, our gross margins may decline, which will harm our business and results of operations.
The decision-making process for purchasing our products and related services can be lengthy and unpredictable, which may make it difficult to forecast sales and budget expenses.
Because of the significant investment and executive-level decision-making typically involved in our customers’ decisions to license our products and purchase related services, the sales cycle for our products and related services typically ranges from six to twelve months, or longer for large enterprises. We use sales force automation applications, a common practice in our industry, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Because the success of our product sales process is subject to many factors, some of which we have little or no control over, our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or canceled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate and execute these contracts in a timely manner. In addition, if we acquire new companies or enter into related businesses, we will have limited ability to predict how their pipelines will convert into sales or revenues for one or more quarters following the acquisition, and their conversion rate post-acquisition may be quite different from their historical conversion rate.
Accordingly, our sales are difficult to forecast and can fluctuate substantially and we may expend substantial time, effort and money educating our current and prospective enterprise customers as to the value of, and benefits delivered by, our products, yet ultimately fail to produce a sale. If we are unsuccessful in closing sales after expending significant resources, our operating results will be adversely affected. As a result, if sales forecasted for a particular period do not occur in such period, our operating results for that period could be substantially lower than anticipated.
Many of our sales are made by competitive bid processes, which often requires us to expend significant resources, which we may not recoup.
Many of our sales, particularly in larger installations, are made by competitive bid processes. Successfully competing in competitive bidding situations subjects us to risks associated with the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns, as well as making substantial investments of time and money in research and development and marketing activities for contracts that may not be awarded to us. If we do not ultimately win a bid, we may obtain little or no benefit from these expenditures and may not be able to recoup these costs on future projects.
Even where we are not involved in a competitive bidding process, due to the intense competition in our markets and increasing customer demand for shorter delivery periods, we must in some cases begin the implementation of a project before the corresponding order has been finalized, increasing the risk that we will incur expenses associated with potential orders that do not come to fruition.
Disruption of or changes in our sales channels could harm our sales and gross margins.
If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue and gross margins could be adversely affected.
An important element of our market strategy involves developing our indirect sales, implementation and support channels, which includes our global network of alliance partners, distributors, dealers, value-added resellers (“VARs”), telecommunications service providers and system integrators. Systems integrators sell and promote our products and perform custom integration of systems and applications. VARs market, sell, service, install and deploy our products. The remainder of our products and services is sold through direct sales.

Our relationships with channel partners are important elements of our marketing, sales and support efforts. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than we would have had to otherwise. Some factors which could adversely affect our relationships with our channel partners include the following:

•
we compete with some of our channel partners, including through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products or otherwise compete with them;

•	some of our channel partners may demand that we absorb a greater share of the risks that their customers may ask them to bear; and

•	some of our channel partners may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions.
In addition, we depend on our channel partners globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition.
Our financial results could be adversely affected if our contracts with channel partners were terminated, if our relationships with channel partners were to deteriorate, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers and market share. In addition, there could be channel conflict among our varied sales channels, which could harm our business, financial condition and results of operations.
Moreover, the gross margin on our products and services may differ depending upon the channel through which they are sold and we may have greater difficulty in forecasting the mix of our products and the timing of orders from our customers for sales derived from our indirect sales channels. Changes in the balance of our distribution model in future periods therefore may have an adverse effect on our gross margins and profitability.
Customer implementation and installation of our products involves significant resources and is subject to significant risks.
Implementation of our software is a process that often involves a significant commitment of resources by our customers and is subject to a number of significant risks over which we may have little or no control. These risks include in particular:

•	shortages of our trained consultants available to assist customers in the implementation of our products;

•	system requirements and integrations to our customer’s databases and other software applications that do not meet customer expectations;

•	software that conflicts with the customer’s business processes;

•	third-party consultants who do not have the know-how or resources to successfully implement the software;

•	implementation of the software that is destabilized by custom specific software development or other anomalies in the customer’s environment; and

•	safeguarding measures recommended or offered by us are not properly implemented by customers and partners.
Due to these risks, some of our customers have experienced protracted implementation times in connection with the purchase and installation of our software products. In addition, the success of new software products introduced by us may be adversely impacted by the perceived or actual time and cost to implement the software products. We cannot guarantee that we can reduce or eliminate protracted installation times, that shortages of our trained consultants will not occur, or that our costs to perform installation projects will not exceed the fees we receive when fixed fees are charged by us. Accordingly, unsuccessful customer implementation projects could result in increased expenses and claims from customers, harm our reputation, and cause a loss of future revenues.
The migration of our installed base to our newer software-based products involves significant resources and is subject to significant risks.
The majority of maintenance revenue from our installed base is attributable to customers using our legacy contact center products. While we have begun to migrate those customers to our newer software based products, the process will continue for a number of years. Customers who are very satisfied with their current products may be concerned about the risk of disrupting their businesses during a migration. In addition, most migrations require customers to invest in new hardware systems on which our newer products will be installed. Even if our newer products provide additional functionality or are more efficient, certain customers may delay migrations for fear of disruption and/or an unwillingness to invest their internal and financial resources.
Engaging in a migration discussion with customers also carries the risk that such customers will consider replacing our installed products with competitive products. While we try to minimize the potential migration costs and disruptions for customers, some may decide to turn the migration process into a competitive bid process. In these cases, there can be no assurance that we will be able to retain these customers, which could adversely affect our operating results.
Even after a customer decides to undertake a migration to our newer software based products, there are additional execution risks. We may fail to properly scope the project or the customer’s requirements. Our newer products may not be fully compatible with other systems in the customer environment. We may not have trained consultants available on a timely basis to assist the customer with the migration. Any of these risks could delay the migration and disrupt the customer’s business. Accordingly, they could result in increased expenses and claims from customers, harm our reputation, and cause a loss of future revenues.
Our sales to government customers subject us to risks, including early termination, audits, investigations, sanctions and penalties.
These contracts are generally subject to annual fiscal funding approval, may be terminated at the convenience of the government, or both. Termination of a contract or reduced or eliminated funding for a contract could adversely affect our sales, revenue and reputation. Additionally, government contracts are generally subject to audits and investigations, which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government.

Consolidation in the software industry may result in unstable and/or decreased demand for our software.
The entire IT sector, including the software industry, has in recent years experienced a period of consolidation through mergers and acquisitions. We expect this trend to continue for the foreseeable future. Although consolidations in the software industry may create market opportunities for remaining entities, any consolidation could create uncertainty among existing and potential customers regarding future IT investment plans. In turn, this could diminish customer demand for our products and services and could result in longer sales cycles as customers determine which company best addresses their needs, which would adversely affect our operating results.
We face intense competition from numerous competitors and, as the enterprise communications and information technology businesses evolve, we may face increased competition from companies that do not currently compete directly against us.
Because we focus on the development and marketing to enterprises of enterprise communications solutions, such as unified communications and contact center solutions, we compete against traditional enterprise voice communications providers, such as Avaya, Siemens, Genesys Labratories, Alcatel-Lucent and data networking companies, such as Cisco Systems, Inc., and software based competitors such as Interactive Intelligence, NICE, Verint, Altitude Software and Noble Corporation. We also face competition in the small and medium enterprise market from many competitors, including Cisco, Alcatel-Lucent, Mitel Networks Corp, and Shoretel, Inc., although the market for these products is more fragmented. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China. Our services division competes with companies like those above in offering services with respect to their own product offerings, as well as with many value added resellers, consulting and systems integration firms and network service providers.

Because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, but whose current business activities may bring them into competition with us in the future. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. We may also face competition from companies that seek to sell remotely hosted services or software as a service directly to the end customer that are moving into the enterprise market. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of another product offering. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment.
The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, ability to demonstrate achievement of results and price. There is no assurance that we will be able to compete successfully in the future.
Several of our existing competitors have, and many of our future competitors may have, greater financial, personnel, research and development and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Industry consolidations may also create competitors with broader and more geographic coverage and the ability to reach enterprises through more channels.
Existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications solutions from their current data networking or software vendors rather than from us. Also, as communications and data networks converge, we may face competition from systems integrators that traditionally have been focused on data network integration. We cannot predict which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into competition with us or the rapid evolution in technology and product development that has characterized our businesses. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business, use more capital resources than our business currently requires or reduce prices, any of which may materially and adversely affect our profitability.
Our Cloud-Based Applications Present Execution and Competitive Risks
We are devoting significant resources to extend our cloud-based alternative to our traditional, on-premises offerings. Certain competitors offer alternative cloud-based services. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provide us with a solid foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to certain software development costs, we may incur costs to build and maintain infrastructure to support cloud-based services. These costs could negatively impact our operating margins. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic,

•	improving the performance of our cloud-based services, and

•	continuing to enhance the attractiveness of our cloud-based platforms to partners.
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our brand image, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our brand image, and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, such as creating a proactive internal oversight function to evaluate and address our risks related to cybersecurity, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.
If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.
In addition, if we are unable to meet our debt service obligations, the holders would have the right following a cure period to cause the entire principal amount to become immediately due and payable. If the amounts outstanding under these instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders.
The agreements governing our outstanding indebtedness impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The agreements governing our outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur additional indebtedness;

•	pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock;

•	make certain capital expenditures;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.
As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
Our failure to comply with the restrictive covenants described above as well as others contained in our revolving credit facility from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. In addition, counterparties to some of our long-term customer contracts may have the right to amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial condition or results of operations. Last, we could be forced into bankruptcy or liquidation. As a result, any default by us on our indebtedness could have a material adverse effect on our business and could impact our ability to make payments.
We may have exposure to additional tax liabilities.
As a multinational corporation, we are subject to income taxes in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition.
We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.
In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.
We may experience significant errors or security flaws in our products and services.
Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. In addition, we run our own business operations and support and professional services on our products and networks and any security flaws, if exploited, could affect our ability to conduct internal business operations. End users, who rely on our products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, recent and future developments in information security laws and regulations may require us to publicly report security breaches of our products or services, which could adversely impact future business prospects for those products or services.
We depend on technology licensed to us by third parties, and the loss of this technology could delay implementation of our products or force us to pay higher license fees.
We license third-party technologies that we incorporate into our existing products, on which, in the aggregate, we may be substantially dependent. There can be no assurance that the licenses for such third-party technologies will not be terminated, that the licenses will be available in the future on terms acceptable to us or that we will be able to license third-party software for future products. In addition, we may be unable to renegotiate acceptable third-party license terms to reflect changes in our pricing models. While we do not believe that any one individual technology we license is material to our business, changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our software products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or licensing costs to ensure continued performance of our products. The risk increases if we acquire a company or a company’s intellectual property assets that have been subject to third-party technology licensing and product standards less rigorous than our own. We cannot exclude the possibility that adverse effects may result from a product of a business we acquire.
We depend on third-party suppliers for certain services and components and underperformance by these suppliers could cause us to lose customers and could harm our business.
We have outsourced our manufacturing requirements to third parties and rely on those suppliers to order components; build, configure and test systems and subassemblies; and ship products to meet our customers’ delivery requirements in a timely manner. Failure to ship product on time or failure to meet our quality standards would result in delays to customers, customer dissatisfaction or cancellation of customer orders.
If we have performance issues with our manufacturing sub-contractors, the process to move from one sub-contractor to another or manufacture products ourselves is a lengthy and costly process that could affect our ability to execute customer shipment requirements and might negatively affect revenues and costs. We depend on certain critical components in the production of our products. Some of these components such as certain server computers, integrated circuits, power supplies, connectors and plastic housings are obtained only from a single supplier and only in limited quantities. In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, suppliers could discontinue their products, or modify them in a manner incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors. Our inability to obtain these components from our current suppliers or quickly identify and qualify alternative suppliers could harm our ability to timely and cost-effectively produce and deliver our products.
We also outsource certain of our IT activities to third parties. We rely heavily on these vendors to provide day-to-day support. We may experience disruption in our business if these vendors or we have difficulty meeting our requirements, or if we need to transition the activities to other vendors or ourselves, which could negatively affect our revenues and costs.
Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, so that we would be required to take remedial action that may divert resources away from our development efforts and therefore could have a material adverse effect on our business, financial condition, operating results and cash flow.
Man-made problems such as computer viruses may disrupt our operations and harm our operating results.
We rely on encryption, authentication technology and firewalls to provide security for confidential information transmitted to and from us over the Internet. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. In the past, computer viruses and software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our network or make it inaccessible to customers or suppliers. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them. In addition, we may be required to expend significant capital and other resources to protect against the threat of security breaches and to alleviate problems caused by breaches as well as by any unplanned unavailability of our internal IT systems.

Furthermore, if an actual or perceived breach of our customers’ network security occurs, allowing access to our customers’ data or their IT environments, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and diversion of our technical resources from development efforts. Additionally, these efforts could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers, which could materially adversely affect our business, financial condition, operating results and cash flow.

We may not be able to prevent unauthorized or premature disclosure of our future strategies, technologies and products, resulting in competitive disadvantage.
We have established a range of IT security standards and organizational communication protocols to help ensure that internal, confidential communications and information about sensitive subjects such as our future strategies, technologies and products are not improperly or prematurely disclosed to the public. There is no guarantee that the established protective mechanisms will work in every case. Our competitive position could be compromised considerably if confidential information about the future direction of our strategies, technologies or products becomes public knowledge.
We may not be able to adequately protect our proprietary information or technology.
Our success depends in part upon our proprietary information and technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our market segments. Third parties may infringe or misappropriate our patents, trademarks, trade names, trade secrets or other intellectual property rights, which could adversely affect our business, results of operations and financial condition, and litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The steps we have taken to deter misappropriation of our proprietary information and technology or customer data may be insufficient to protect us, and we may be unable to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, because we operate in many foreign jurisdictions, we may not be able to protect our intellectual property in the foreign jurisdictions in which we operate. Any actions taken in these countries may have results that are different than if such actions were taken under the laws of the United States. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Our intellectual property also may otherwise fall into the public domain. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who did not incur the substantial time and expense we incurred to create our products.
Our technology and services may infringe upon the intellectual property rights of others. Intellectual property infringement claims would be time consuming and expensive to defend and may result in limitations on our ability to use the intellectual property subject to these claims.
Customers have asserted in the past and may assert claims against us in the future alleging that our products violate or infringe upon third party intellectual property rights. We cannot assure you that the number of these notices will not increase in the future and that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent, license alternative technology from another party or reduce or modify our product and service offerings. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.
We are subject to litigation that could strain our resources and distract management.
From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. It is not feasible to predict the outcome of all pending suits and claims, and the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows or reputation.
Our acquisitions of companies, products or technologies or internal restructurings and cost savings initiatives may disrupt our ongoing business, may involve increased expenses and may present risks not initially contemplated.
We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;

•	inability to realize synergies expected to result from an acquisition;

•	challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;

•	the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;

•	expenses, including the settlement of tax contingencies, associated with the acquisition; and

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies.
Acquisitions and divestitures are inherently risky. Our transactions may not be successful and may, in some cases, harm our operating results or financial condition. If we use debt to fund acquisitions or for other purposes, our interest expense and leverage may increase significantly. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted.
In addition, from time to time we may undertake internal restructurings and other initiatives intended to reduce expenses. These initiatives may not lead to the benefits we expect, may be disruptive to our personnel and operations, and may require substantial management time and attention. Moreover, we could encounter delays in executing our plans, which could entail further disruption and associated costs. If these disruptions result in a decline in productivity of our personnel, negative impacts on operations, or if we experience unanticipated expenses associated with these initiatives, our business and operating results may be harmed.
Our future success depends on our ability to retain and attract key personnel, including key managerial, technical, marketing and sales personnel. Our inability to continue to attract and retain a sufficient number of qualified employees could adversely affect our business, results of operations and financial condition.
Our future success depends on the experience and continuing efforts and abilities of our management team and on the management teams of our operating subsidiaries. The loss of the services of one or more of these key employees could adversely affect our business, results of operations and financial condition. A large portion of our operations also require specially trained employees. From time to time, we must recruit and train qualified personnel at an accelerated rate in order to keep pace with our customers’ demands and our resulting need for specially trained employees. If we are unable to continue to hire, train and retain a sufficient labor force of qualified employees, our business, results of operations and financial condition could be adversely affected.
Because we have operations in countries outside of the U.S., we may be subject to political, economic and other conditions affecting these countries that could result in increased operating expenses and regulation.
We operate or rely upon businesses in numerous countries outside the U.S. We may expand further into additional countries and regions. There are risks inherent in conducting business internationally, including the following:

•	difficulties in staffing and managing international operations;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	burdensome regulatory requirements and unexpected changes in these requirements, including data protection requirements;

•	data privacy laws that may apply to the transmission of our customers’ and employee’s data to the United States;

•	localization of our services, including translation into foreign languages and associated expenses;

•	longer accounts receivable payment cycles and collection difficulties;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	potential difficulties in transferring funds generated overseas to the United States in a tax efficient manner, including for the payment of indebtedness;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

•	potentially adverse tax consequences.
If we cannot manage our international operations successfully, our business, results of operations and financial condition could be adversely affected.

We are subject to regulation under U.S. and Irish export control laws.
As an exporter of certain items such as software that includes encryption capabilities, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the Export Administration Regulations, administered by the U.S. Department of Commerce Bureau of Industry and Security. In addition, we are subject to economic sanctions against embargoed countries, administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury. With the establishment of our shared services centers in Ireland, we are also subject to Irish export control laws administered by the Department for Enterprise, Trade and Investment. A determination that we have failed to comply with one or more of these export control or economic sanctions laws or regulations could result in significant civil or criminal penalties, including the imposition of fines upon us, as well as the denial of export privileges and debarment from participation in U.S. and other countries’ government contracts. In addition, changes to international trade and export or import laws and regulations could adversely affect our business, results of operations and financial condition.
Changes in foreign exchange rates may adversely affect our revenue and net income attributed to foreign subsidiaries.
We conduct business in countries outside of the United States. Revenue and expense from our foreign operations are typically denominated in local currencies, thereby creating exposure to changes in exchange rates. Revenue and profit generated by our international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Adverse changes to foreign exchange rates could decrease the value of revenue we receive from our international operations and have a material adverse impact on our business. Generally, we do not attempt to hedge our foreign currency transactions.
Future changes to generally accepted accounting principles may negatively impact our operating results or ability to operate our business.
Revisions to generally accepted accounting principles or related rules of the Securities & Exchange Commission ("SEC") will require us to review our accounting and financial reporting procedures in order to ensure continued compliance. From time to time, such changes have an impact on our accounting and financial reporting, and these changes may impact market perception of our financial condition. In addition, new legislation or regulations may lead to an increase in our costs related to audits in particular and regulatory compliance generally. A failure to comply with these new laws and regulations could materially harm our business.
Fraud and errors may still occur despite our disclosure controls and procedures and internal controls we have implemented. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
Increases in interest rates could increase interest payable under our variable rate indebtedness.
We are subject to interest rate risk in connection with variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. We currently estimate that our annual interest expense on our floating rate indebtedness under our senior secured credit facility would increase by approximately $5.0 million for each increase in interest rates of 1% once interest rates rise above our 1.75% LIBOR floor. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.
Business disruptions could affect our operating results.
A significant portion of our research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, or the critical business or information technology systems of our service providers, could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.
We cannot predict every event and circumstance that may impact our business and, therefore, the risks and uncertainties discussed above may not be the only ones you should consider.
The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to grow our business, we may encounter other risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2014 we had 42 offices located in 20 countries. This included seven primary sales, research and development facilities located in India, the United Kingdom and the United States. Our real property portfolio consisted of aggregate floor space of approximately 512,000 square feet, all of which is leased. We believe that all of our facilities and equipment are in good condition and are well maintained. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 24 of Item 8 of this Annual Report on Form 10-K.
Item 3. Legal Proceedings
The information set forth under Note 22 of Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common stock or preferred stock. We have not declared or paid cash dividends for the past two fiscal years and our ability to pay dividends is restricted by the instruments governing our outstanding indebtedness. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.
The Company has 50,000 shares authorized and one share issued at a par value of $1.00. Aspect Software Group Holdings Ltd. is the Company's sole shareholder.
Item 6. Selected Financial Data
The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. Over the last five fiscal years, we have acquired a number of companies including a majority interest in Bright Pattern in 2013, Voxeo Corporation in 2013, Corsidian entities in Brazil, Mexico and Puerto Rico and certain assets and liabilities of Corsidian's Columbia entity in 2011, and Quilogy, Inc. in fiscal 2010. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Net revenues	$444,897	$436,778	$442,711	$515,600	$506,783
Income from operations	62,034	56,854	64,673	110,618	106,532
Net (loss) income	(33,820)	6,058	(1,388)	40,189	22,013
Cash and cash equivalents	17,030	26,694	80,838	139,813	84,844
Total assets	951,861	981,886	876,097	993,833	983,392
Total debt	781,505	807,930	711,463	789,683	801,147
Total liabilities	1,006,555	1,027,359	932,282	1,050,779	1,078,801
Total shareholder's deficit	(54,694)	(45,473)	(56,185)	(56,946)	(95,409)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors.”
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

Acquisitions
On October 4, 2013, we acquired a 54% interest in Bright Pattern, a leading provider of next generation cloud-based contact center and customer experience management solutions for $6.7 million. We concurrently entered into a reseller agreement which grants us the right to market and distribute Bright Pattern's products and services. Our investment in Bright Pattern led to the January 2014 release of our cloud-based contact center offering, Zipwire, which provides the right blend of enterprise-grade functionality, reliability, and scalability not otherwise available in the industry. Bright Pattern had 34 employees and a negligible amount of annual revenue in 2012.
On July 25, 2013, we acquired Voxeo, a leading provider of hosted and on-premise IVR solutions and a leading platform provider for Communications Enabled Business Processes. The Voxeo acquisition significantly enhanced our ability to support cloud, hybrid and premise-based deployments while adding a market-leading IVR and multi-channel self-service capability to our solution portfolio. The purchase price was $145.0 million, subject to customary adjustments for items such as working capital, cash, and certain specified payments. We funded the acquisition purchase price by drawing $85.0 million of additional term loans and issuing an additional $25.0 million of second lien notes with the residual amount addressed from our cash on hand. Voxeo had 145 employees and annual revenue of approximately $44 million in 2012.
On February 4, 2013, we acquired a 10% interest in eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom for $1.9 million. We concurrently entered into a reseller agreement which grants us the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. We must achieve minimum annual revenue targets to maintain the exclusivity rights and we were issued a conditional warrant to purchase up to 400,000 eg shares,which is approximately 2% of its current outstanding equity, at a price of 79 pence per share based upon annual revenue levels within the first two years of the agreement.

Results and Trends in 2014
Our Core business includes our Interaction Management and Workforce Optimization offerings and our Signature business includes our legacy hardware offerings. Our strategy has been focused on migrating our Signature customers to on-premise or cloud Unified IP solutions, targeting new customers and better leveraging Workforce Optimization up-sell opportunities to offset lower contribution from our Signature business. Total revenue from our Core solutions increased by more than 9% in 2014 compared to the prior year, as we added 134 new customers to our customer portfolio. Orders for our cloud-based deployments grew 28% year over year as we continued to experience an increase in customers moving from on-premise to cloud-based alternatives. A key element of our 2014 strategy was to expand our cloud solution portfolio as well as our global data center footprint as we expect cloud-based subscriptions to increase as a percentage of our total recurring revenue. In 2014, we continued to increase our investments in research and development activities while reducing our overall operating expenses by relocating certain resources to lower cost geographies.
We have identified certain items that management uses as performance indicators to manage our business, including revenue and Adjusted EBITDA, and we describe these items further below.

Financial Summary
The following table sets forth, for the periods presented, our results of operations expressed in dollars and as a percentage of net revenue. In the table below and throughout this “Management's Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31 2014, 2013 and 2012 have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes.

(Dollars in millions)	Years Ended December 31,			Years Ended December 31
	2014	2013	2012	2014	2013	2012
Net revenues	$444.9	$436.8	$442.7	100%	100%	100%
Total cost of revenues	191.4	174.7	175.7	43%	40%	40%
Gross profit	253.5	262.1	267.0	57%	60%	60%
Operating expenses	191.5	205.2	202.3	43%	47%	46%
Income from operations	62.0	56.9	64.7	14%	13%	15%
Interest and other expense, net	(74.9)	(70.4)	(67.7)	(17)%	(16)%	(15)%
Loss before income taxes	(12.9)	(13.5)	(3.0)	(3)%	(3)%	(1)%
Provision for (benefit from) income taxes	22.6	(19.2)	(1.6)	5%	(4)%	—%
Net (loss) income	(35.5)	5.7	(1.4)	(8)%	1%	(1)%
Less: Net loss attributable to noncontrolling interest	(1.6)	(0.4)	—	—%	—%	—%
Net (loss) income attributable to Aspect Software Parent, Inc.	$(33.9)	$6.1	$(1.4)	(8)%	1%	(1)%
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
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Years Ended December 31,
	2014	Change ($)	2013	Change ($)	2012
Income from operations	$62.0	$5.1	$56.9	$(7.8)	$64.7
Depreciation and amortization	22.9	(14.4)	37.3	(6.0)	43.3
Stock based compensation	0.4	(0.1)	0.5	—	0.5
Sponsor management fees	2.0	—	2.0	—	2.0
Severance costs	7.5	0.8	6.7	2.8	3.9
Cost savings initiatives	6.1	2.9	3.2	3.2	—
Facilities restructuring charges	3.3	3.3	—	(2.6)	2.6
Acquisition related costs & adjustments	—	(7.3)	7.3	7.3	—
Other (1)	2.5	(1.3)	3.8	(1.2)	5.0
Adjusted EBITDA	$106.7	$(11.0)	$117.7	$(4.3)	$122.0

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants, including; acquisition related adjustments to revenue, debt related costs, foreign withholding taxes, and certain non-recurring charges.

Net Revenues
The following table presents the breakdown of net revenues:

(In millions)	Years Ended December 31,
	2014	Change ($)	2013	Change ($)	2012
Product revenue	$74.2	$(0.5)	$74.7	$5.8	$68.9
Recurring revenue	291.6	9.0	282.6	(3.2)	285.8
Services revenue	79.1	(0.3)	79.4	(8.6)	88.0
Total revenue	$444.9	$8.2	$436.7	$(6.0)	$442.7
Product
Our product revenue is comprised of software sales that are installed on a customer's premise. Product revenue was slightly lower in 2014 compared to the prior year period. During 2014, we continued to experience lengthening decision and approval cycles and many customers remain cautious with capital investments resulting in a prolonged sales cycle. Our Voxeo acquisition complimented our managed services offering by adding a hosted deployment alternative. Hosted offerings allow capital investment cautious customers an opportunity to delay cash outflow by switching from up front license fees to a recurring service. Over the past eighteen months we have had many customers change their deployment model from on-premise to either hosted or managed services. We expect this trend to continue and we will continue to invest in these alternative deployment methods across our broad scale customer base.
The increase in product revenue in 2013 when compared to the prior year is primarily related to a solid fourth quarter where our strategy to offset the decline in demand for our legacy Signature product sales with growth in Unified IP, new customers and Workforce Optimization up-sell opportunities materialized. Product revenue in the fourth quarter of 2013 was 50% higher than the prior year quarter. During 2013, our product revenue was negatively impacted by our customers shifting away from on-premise deployment to either hosted or managed services deployment models. For example, during 2013 we had two significant customers opt for multi-year hosting and managed services agreements with aggregate contract values of more than $15 million each. Hosted offerings allow capital investment cautious customers the opportunity to delay cash outflow by switching from up front license fees to a recurring service. We expect this trend to continue and we will continue to invest in these alternative deployment methods across our broad scale customer base.
Recurring

(In millions)	Years Ended December 31,
	2014	Change ($)	2013	Change ($)	2012
Cloud revenue	$49.3	$28.6	$20.7	$18.9	$1.8
Core maintenance revenue	161.9	5.5	156.4	7.6	148.8
Signature maintenance revenue	80.4	(25.1)	105.5	(29.7)	135.2
Total revenue	$291.6	$9.0	$282.6	$(3.2)	$285.8
Cloud revenue is comprised of hosting and managed service revenue. Our Cloud revenue increased during 2014 as we recognized a full year of Voxeo's business and a large managed services contract in the current year. Additionally, we had organic growth in this business during 2014 as we expanded our cloud deployed product portfolio. Our acquisition of Voxeo in July 2013 significantly enhanced our ability to support cloud, hybrid and premise-based deployments while adding a market-leading IVR and multi-channel self-service capability to our solution portfolio. We expect this revenue stream to continue to become a more significant component of our total revenue as both prospective customers and existing customers opt for solutions requiring lower start up costs and predictable ongoing operating expenses. Our hosting and managed services deals typically include a service ramp up schedule of six or more months before the customer reaches their monthly committed booking level. This can result in a considerable conversion lag between bookings and revenue. We expanded our data center capabilities and coverage areas and we are focused on ease of implementation to accelerate the earnings process for these deals.
Our Core maintenance revenue increased during 2014 and 2013, when compared to the prior year periods as we experienced significant growth in Voxeo and WFO on premise upsell opportunities. Substantially all of our customers subscribe to maintenance when purchasing our on premise solutions.

Our Signature maintenance revenue decreased during 2014 and 2013, when compared to the prior year periods as we migrated many of these customers to on premise or cloud Unified IP solutions. Additionally, we have experienced some customer consolidation due to license decommissioning resulting from agent downsizing. As customers migrate from Signature products, we have experienced some competitive displacements as the customer typically follows a request for proposal ("RFP") process when upgrading their contact center solution. In some cases our customers began migrating to the competitive platform in previous years.
As our business continues to shift from on premise deployment to the cloud, our off balance sheet contracted unbilled revenue balance will continue to grow. The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable hosting and managed services agreements. Contracted unbilled revenue represents future billings under our hosting and managed services agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. The following schedule outlines our contractual on balance sheet and off balance sheet amounts that we expect to recognize as revenue as well as an estimate for minute usage revenue for our cloud customers which is based on historical activity.

(In millions)	Years Ended December 31,
	2014	Change ($)	2013	Change ($)	2012
Deferred revenue - on balance sheet	$72.4	$(8.7)	$81.1	$(8.2)	$89.3
Contracted unbilled revenue - off balance sheet	69.4	15.8	53.6	53.6	—
Anticipated minute usage revenue - off balance sheet	21.6	6.3	15.3	15.3	—
Total	$163.4	$13.4	$150.0	$60.7	$89.3
Our typical cloud contract length is between 12 and 36 months. We expect that the amount of contracted unbilled revenue will change from period to period for several reasons, including the specific timing and duration of large customer hosting and managed services agreements, varying billing cycles of these agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when contracted unbilled revenue is to be recognized, and changes in customer financial circumstances.
Services
Services revenue is comprised of consulting, implementation and education revenue. Services revenue was relatively consistent at approximately $79 million for the years ended December 31, 2014 and 2013. The decline in services revenue in 2013, compared to the prior year is primarily the result of the timing of our product revenue volume closing late in 2013 as our revenue from customers purchasing installation services lags their product order.
For information regarding net revenue by geographic region see Note 24 of Item 8 of this Annual Report on Form 10-K.
Cost of Revenues
The following table presents the breakdown of cost of revenues:

(In millions)	Years Ended December 31,
	2014	Change ($)	2013	Change ($)	2012
Cost of product revenue	$20.6	$0.1	$20.5	$(2.8)	$23.3
Cost of recurring revenue	92.6	14.9	77.7	4.0	73.7
Cost of services revenue	73.3	2.9	70.4	(2.8)	73.2
Amortization expense for acquired intangible assets	4.9	(1.2)	6.1	0.6	5.5
Total cost of revenues	$191.4	$16.7	$174.7	$(1.0)	$175.7
The following table presents gross profit as a percentage of related revenue:

	Years Ended December 31,
	2014	Change (pts)	2013	Change (pts)	2012
Product gross margin	72.3%	(0.3)	72.6%	6.4	66.2%
Recurring gross margin	68.2%	(4.3)	72.5%	(1.7)	74.2%
Services gross margin	7.3%	(4.0)	11.3%	(5.6)	16.9%

Product
As the composition of our product revenue has continued to shift from Signature to our Core solutions during 2014 and 2013 our product gross margins benefited from these solutions having considerably less hardware costs, which results in more favorable gross margins. Product gross margin in 2012 were unfavorably impacted by approximately $2.3 million of additional excess and obsolete inventory reserves recorded during the year. The increase in inventory reserves related to excess Signature inventory on hand based upon the significant decrease in anticipated future sales of our Signature product as the majority of customers are migrating to our Core solutions.
Recurring

	Years Ended December 31,
	2014	Change (pts)	2013	Change (pts)	2012
Cloud gross margin	47.1%	(13.4)	60.5%	*	*
Maintenance gross margin	72.5%	(1.0)	73.5%	(0.6)	74.1%
* not meaningful given the low volume
Cloud gross margins for 2014 were lower than the prior year primarily due to our investment in our data center expansion and technical staff to support our expanding cloud customer base. We are rapidly adding new cloud-based customers and have built out our data centers for potential customers in advance of revenue generation. We expect these margins to improve as we grow this business.
Maintenance gross margins were unfavorably impacted by severance costs resulting from workforce redistributions that occurred in 2014 and 2013 to ultimately reduce overall costs and better deliver service to our customers. Excluding the impact of these actions, maintenance gross margins were relatively consistent when comparing 2014 and 2013 to the prior year periods.
Services
During 2014 we redesigned the structure of our professional services organization to realign, invest and hire the skill sets necessary to better meet customer experience expectations and improve utilization. These actions resulted in additional one-time separation costs during the current year which had an unfavorable impact on gross margins. During 2014, we made significant progress in growing our project backlog, improving our realized billing rate and increasing our stand-alone services opportunities to reduce our dependency on product bookings.
Our services gross margin during 2013 was unfavorably impacted by lower volume of projects due to the timing of our product revenue volume closing late in 2013. Our revenue from customers purchasing installation services lags their product order.
Amortization
During 2014, amortization expense for acquired intangible assets decreased as compared to the prior year as legacy balances were fully depleted. During 2013, amortization expense for acquired intangible assets increased as compared to the prior year as the result of the Voxeo acquisition.

Operating Expenses

(In millions)	Years Ended December 31,
	2014	Change ($)	2013	Change ($)	2012
Research and development	$51.1	$0.9	$50.2	$9.6	$40.6
Selling, general and administrative	129.0	(2.6)	131.6	2.9	128.7
Amortization expense for acquired intangible assets	8.1	(15.3)	23.4	(7.3)	30.7
Restructuring charges	3.3	3.3	—	(2.3)	2.3
Total	$191.5	$(13.7)	$205.2	$2.9	$202.3
Research & Development
The increase in research and development expenses in 2014, compared to the prior year is primarily related to the current year including a full year of Voxeo headcount expenses, as well as increased investment in tools to improve our development and delivery of new and enhanced solutions. The increase in research and development expenses for 2013, is primarily related to an increase in headcount of approximately 10% in 2013 compare to the prior year. We increased our research and development spend as we sought to expand our product development portfolio with next generation customer contact solutions. Customer contact solutions are evolving with consumers to provide multichannel interactions utilizing unified communications and collaboration platforms to improve agent productivity and customer satisfaction.
Selling, General & Administrative
The decrease in selling, general and administrative expenses in 2014 is primarily related to cost reduction initiatives which included workforce adjustments to lower cost geographies as well as reduced overall headcount. The increase in selling, general and administrative expenses in 2013 as compared to 2012 is primarily related to third party costs related to our Voxeo acquisition.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets in both 2014 and 2013 decreased as compared to the same period in the prior years as certain assets became fully amortized.
Restructuring Charges
Restructuring charges during 2014 relate to vacating excess capacity office space in certain facilities in the United States. Restructuring charges during 2012 consisted of organizational realignments as well as a workforce reduction in response to a decline in revenue volume. In addition, we incurred restructuring charges relating to reducing our office space in the United Kingdom during 2012.
Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Years Ended December 31,
	2014	Change ($)	2013	Change ($)	2012
Interest expense, net	$76.0	$4.4	$71.6	$5.9	$65.7
Exchange rate (gain) loss	(0.9)	(0.3)	(0.6)	(3.5)	2.9
Other (income) expense, net	(0.2)	0.4	(0.6)	0.3	(0.9)
Total interest and other expense, net	$74.9	$4.5	$70.4	$2.7	$67.7
Interest expense for 2014 and 2013 increased as compared to 2012 due to increased debt levels resulting from $85.0 million of incremental delayed draw term loan and $25.0 million of issued second lien notes to partially fund the Voxeo acquisition in July 2013.
We experienced an exchange rate gain in the years ended December 31, 2014 and 2013 compared to losses in 2012 , as the United States dollar strengthened against foreign currencies in 2012.

Income Taxes
The following table presents (benefit from) provision for income taxes and the effective tax rate:

(Dollars in millions)	Years Ended December 31,
	2014	Change	2013	Change	2012
Provision for (benefit from) income taxes	$22.6	$41.8	$(19.2)	$(17.6)	$(1.6)
Effective tax rate	(57.6)%	197.9 pts	140.3%	89.1 pts	51.2%
The increase in the provision for income taxes for the year ended December 31, 2014 as compared to the prior year is primarily related to an increase in the valuation allowance on our United States deferred tax assets as we determined it was more likely than not that these deferred tax assets would not be realizable. This determination was based upon consideration of a number of factors and weighing all evidence available as of December 31, 2014.

The increase in benefit from income taxes for the year ended December 31, 2013 as compared to the prior year is primarily due to a significant release of a portion of the valuation allowance on our United States deferred tax assets as a result of our Voxeo acquisition as we determined these deferred tax assets were more likely than not realizable.
LIQUIDITY AND CAPITAL RESOURCES
Our existing cash balance generated by operations and borrowings available under our credit facilities have served as our primary sources of short-term liquidity. During 2014, the holders of certain of Aspect Software Group Holdings
Ltd.’s shares contributed approximately $27.0 million of cash. Approximately $7 million of this amount was to solution a covenant deficiency in the second quarter of 2014 and the remainder was in connection with the November 2014 debt amendment which provided additional covenant flexibility. Our Credit Agreement allows no more than two equity cures in any trailing four quarter period. Based on our current level of operations, we believe that our existing cash balance, cash flows generated from operations and borrowings available under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months.
A condensed statement of cash flows for the years ended December 31, 2014, 2013 and 2012 follows:

(In millions)	Years Ended December 31,
	2014	2013	2012
Net cash provided by:
Net (loss) income	$(35.5)	$5.7	$(1.4)
Adjustments to net (loss) income for non-cash items	38.1	16.8	51.1
Changes in operating assets and liabilities	3.5	(10.1)	(25.0)
Operating activities	6.1	12.4	24.7
Investing activities	(13.2)	(158.2)	(5.1)
Financing activities	(2.7)	92.3	(80.4)
Effect of exchange rate changes	0.1	(0.6)	1.8
Net change in cash and cash equivalents	(9.7)	(54.1)	(59.0)
Cash and cash equivalents at beginning of period	26.7	80.8	139.8
Cash and cash equivalents at end of period	$17.0	$26.7	$80.8
Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities for the year ended December 31, 2014 as compared to the prior year was primarily related to increased interest payments as a result of the additional principal we issued to partially fund the Voxeo acquisition as well as 2014 representing a full year of Voxeo expenses.

The decrease in net cash provided by operating activities for the year ended December 31, 2013 as compared to December 31, 2012 was primarily due to increased interest payments and acquisition related expenses during 2013.
Net Cash Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 primarily represents our investments in our hosting data centers, revitalization of our office spaces and equipment purchases.

Net cash used in investing activities for the year ended December 31, 2013 primarily consisted of our $142.1 million acquisition of Voxeo, $6.7 million investment in Bright Pattern and $1.9 million investment in eg. Net cash used in investing activities for the year ended December 31, 2013 also included $11.1 million of capital expenditures compared to $5.1 million in the prior year. This additional investment in 2013 is primarily related to the establishment of our corporate headquarters in Phoenix, Arizona as well as an initiative to revitalize each of our existing office spaces.
Net Cash Used In/Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2014 reflects scheduled quarterly principal payments to our first-lien lenders, draws and repayments under our revolver and $2.8 million of fees related to our November covenant amendment. The aforementioned $27 million capital contribution partially offset these financing uses of cash in the current year.
Net cash provided by financing activities for the year ended December 31, 2013 primarily represented $110.0 million of additional debt to fund a portion of our Voxeo acquisition partially offset by scheduled principal payments under our debt facilities and debt issuance fees.
Existing Credit Facilities
Outstanding debt obligations consist of the following:

As of December 31,
(in thousands)	2014
Senior secured term loan	$450,979
Senior secured revolving credit line	11,000
Senior second lien notes	319,526
Subtotal debt	781,505
Less-contractual current maturities	17,094
Total long-term borrowings	$764,411
Credit Facility
Our Credit Facility consists of an outstanding senior secured term loan maturing May 7, 2016 and a $30.0 million senior secured revolving facility with a maturity date of February 7, 2016. The Credit Facility can be increased by $100.0 million under certain circumstances.
Our first lien credit facility bears interest at the greater of USD LIBOR or 1.75%, plus a margin of 5.25%. The interest rate is subject to a further 25 basis point increase if our most recently announced corporate credit rating is below the following criteria: (1) Moody's is not B2 or better and (2) Standard & Poor's is not B or better. If we are able to achieve a certain Leverage Ratio as defined, the additional 5.25% of interest will be reduced by up to 0.50%. Since the inception of the first lien credit facility, LIBOR has remained below 1.75% and we have not achieved the Leverage Ratios required for a reduction in the additional rate.
In connection with our November 2014 debt amendment, in the event our Credit Facility has not been either refinanced or paid in full prior to June 30, 2015, a 50 basis points fee will be payable in cash and the annual interest rate will increase by 25 basis points which will be payable in kind by the issuance of additional term loans.
Our $30.0 million revolving credit line bears interest at USD LIBOR plus a margin of 5.25%.
Mandatory prepayments of the term loans are required upon the occurrence of certain events, as defined in the credit facility agreement, in addition to a percentage of our annual excess cash flow, as defined. The percentage is determined based on our leverage ratio as of 10 business days after the end of each fiscal year commencing with fiscal 2011 and ranges from 0% to 50%. As of December 31, 2011, we calculated a mandatory prepayment of approximately $27 million, which was included in current portion of long-term debt and was paid in April 2012. As of December 31, 2014, 2013 and 2012, our calculation did not result in a mandatory prepayment.
In the event of a prepayment of principal, the required quarterly principal payments following the voluntary payment are not required to the extent that the voluntary payment affords, and to the extent that the prepayment exceeds the scheduled required principal payments. Principal payments of $1.5 million are due quarterly until the final principal payment of the then outstanding principal which is due in May 2016 and will only be impacted by mandatory prepayments made after the amendment date, if applicable.

The credit facility agreements include customary representations, covenants, and warranties. The financial covenants include minimum interest coverage ratios, leverage ratio maximums, and a maximum capital expenditures test to be reviewed on a quarterly basis. We were in compliance with these covenant requirements as of December 31, 2014. Based on our annual operating plan for 2015, we believe we will be in compliance with the financial covenants during 2015. If we are unable to maintain compliance with such covenants and the lenders do not waive the event of non-compliance, the lenders may accelerate payment of the debt.
The facility also limits our ability to make capital expenditures in excess of $15.0 million in any fiscal year, provided however, that we may carry forward unused amounts of our capital expenditures allowance to the next succeeding fiscal year.
Senior Second Lien Notes
The senior second lien notes require semiannual interest payments fixed at 10.625%. The entire principal amount is due at maturity of the loan in May 2017.
Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Aspect Software Parent, Inc. and each of our direct and indirect domestic subsidiaries that guarantee our senior secured credit facility and on a senior unsecured basis by Holdings. The notes and the related note guarantees are secured by a second lien on substantially all of our and each guarantor's assets, other than certain excluded assets. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens and merge, consolidate or sell substantially all of our assets. These covenants are subject to important exceptions and qualifications.
We evaluated compliance with our financial covenants for 2015 based on our most recent forecast and we believe that we will meet each of our financial covenant requirements in 2015.
The revolving credit facility matures on February 7, 2016, the First Lien Credit Facility matures on May 7, 2016, and the Senior Second Lien Notes mature in May 2017. Because we lack the cash flow from operations to fully pay the Credit Facility and Senior Second Lien Notes at maturity, we will have to seek a restructuring, amendment or refinancing of our debt, or if necessary, pursue additional debt or equity offerings, in advance of the debt becoming due. Our ability to restructure, amend or refinance our debt, or to issue additional debt or equity, will depend upon, among other things: (1) the condition of the capital markets at the time, which is beyond our control; (2) our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and (3) our continued compliance with the terms and covenants in our Credit Facility and Senior Second Lien Notes that govern our debt.
Contractual Cash Obligations and Commitments
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases that are detailed below, we do not utilize variable interest entity financing or any other form of off-balance sheet financing. As of December 31, 2014, our contractual cash obligations and commercial commitments over the next several periods are set forth below.

	Payments Due by Period
(in thousands)	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Debt (1)	$782,400	$6,100	$776,300	$—	$—
Operating leases (2)	28,852	8,786	12,505	4,696	2,865
Total	$811,252	$14,886	$788,805	$4,696	$2,865

(1)
Amounts shown in the table above exclude interest in an aggregate amount of approximately $129.1 million that will become due over the expected term of our existing credit facilities based on interest rates in effect at December 31, 2014.

(2)
We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. As of December 31, 2014, we had 48 operating leases, which expire from 2015 to 2023.

In addition to the amounts set forth in the table above, we have contractual obligations to pay royalties to certain third-party technology companies based upon our future licensing of their products and patented technologies. We cannot estimate what these future amounts will be; however, we expect them to increase as our product revenues continue to grow.
Off-Balance Sheet Arrangements
Except as set forth above in the contractual obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2014.
We provide indemnification provisions in certain of our agreements with customers and our leases of real estate in the ordinary course of our business. With respect to customer agreements, these provisions may obligate us to indemnify and hold harmless the customer against losses, expenses, liabilities and damages that are awarded against the customer in the event our products or services infringe upon a patent or other intellectual property right of a third party, in the event the customer's confidential information is misused, or in other circumstances. The customer agreements may limit the scope of and remedies for such indemnification obligations in certain respects, including, but not limited to, geographical limitations and the right to replace or modify an infringing product or service. We believe our internal development processes and other policies and practices limit our exposure related to the indemnification provisions of these agreements. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale and other factors. We accrue for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims, as well as current information on repair costs. To date, we have not incurred any material costs associated with these product warranties, and as such, we have not reserved for any such warranty liabilities in our operating results.
Critical Accounting Policies
Our financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used. Our actual results have generally not differed materially from our estimates. However, we monitor such differences and, in the event that actual results are significantly different from those estimated, we disclose any related impact on our results of operations, financial position and cash flows. The notes to our consolidated financial statements provide a description of significant accounting policies. We believe that of these significant accounting policies, the following involve a higher degree of judgment or complexity:
Long-Lived Assets, including Goodwill and Other Acquired Intangible Assets
We review property, plant, and equipment and certain identifiable intangible assets with finite lives, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangible assets with finite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its estimated fair value.
We estimated the fair value of our single reporting unit using an income approach and a market approach. The discounted cash flow model used in our income approach relies on assumptions regarding revenue growth rates, gross margin, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and exit multiples. To estimate fair value, we discount the expected cash flows of our single reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we use a terminal value approach. Under this approach, we use the estimated cash flows in the final year of our model and apply an exit multiple assumption. We incorporate the present value of the resulting terminal value into our estimate of fair value. We forecasted cash flows for our single reporting unit and took into consideration current economic conditions and trends, estimated future operating results, our view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the industry and product evolution from a technological segment basis. Macro-economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond our control could have a positive or negative impact on achieving our targets. We forecasted continued revenue growth in 2015 in our discounted cash flow model. If actual results differ materially and adversely from the forecast used in the valuation, our determination of fair value and conclusions on goodwill impairment could be negatively affected. More specifically, the following factors could have a negative impact on the estimated fair value of our single reporting unit; we are not successful in growing our cloud deployment revenue stream, we are not successful in our upsell efforts across our installed customer base, we are not successful against competitors in attaining our targeted new customers, maintenance retention rates deteriorate more than expected, research and development investments do not materialize, amongst a more comprehensive list of risks and uncertainties which are discussed further in Item 1A. Risk Factors. Since our equity has a negative carrying value, we considered the guidance in ASC 350-20-35-8A in determining whether it was necessary to perform step 2 of the impairment analysis. We weighed potential indicators of impairment that had been identified during 2014, and ultimately placed higher weighting on the level of recoverability identified in our most recent enterprise valuation, which is approximately 10% in excess of the carrying value, as well as company specific positive qualitative factors such as recent and projected industry growth rates, Aspect Software Group Holdings Ltd.'s ability to issue additional equity, and our ability to amend the terms of our debt and determined that it was not more likely than not that goodwill was impaired as of October 1, 2014. Application of the goodwill impairment analysis requires significant judgment.
Revenue Recognition
We derive our revenue from (i) product revenues, which typically include perpetual software licenses and hardware, (ii) recurring revenues, which are comprised of (a) maintenance revenues which include software license updates and product support and (b) hosting and managed services revenues, which include subscription fees for access to and use of our on-demand applications, and (iii) services revenues, which include installation, consulting and education. Revenues have been derived from sales to end users through our direct sales force, distributors and resellers.
We recognize revenue from the sale of software licenses and hardware (the “Product”) when persuasive evidence of an arrangement exists, the Product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Revenue recognition for software licenses with multiple-element arrangements generally requires recognition of revenue using the residual method. Under the residual method, the portion of the total arrangement fee attributable to undelivered elements is deferred based upon its vendor-specific objective evidence (“VSOE”) of fair value, or the stated amount if higher, and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally Product.
Certain of our multiple-element arrangements include software and hardware components that function together to deliver the product's essential functionality. When these software and non-software elements are sold together, we believe the arrangements meet the scope exception in Accounting Standards Codification 985-605, Software Revenue Recognition, (“ASC 985-605") because of (i) the infrequency of the tangible product's sale without a software element, (ii) the degree of integration between the tangible product and the software element, which is considered significant and (iii) the non-software element of the tangible product's substantive contributions to the tangible product's essential functionality. For these multiple-element arrangements, we allocate the total arrangement fee to all deliverables based on a selling price hierarchy. The selling price for a deliverable is based on VSOE, if available, third party evidence (“TPE"), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. We generally expect that we will not be able to establish TPE due to the nature of the products sold and the markets in which we competes, and therefore rely upon VSOE or ESP in allocating the arrangement's arrangement fee. Once the arrangement fee has been allocated to each deliverable, revenue is recognized as each item is delivered.
VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. We have established VSOE for support and maintenance services, certain professional services, and education services.
ESP reflects our best estimate of what the selling prices of elements would be if they were sold regularly on a standalone basis. ESP is based upon all reasonably available information including both market data and conditions and entity-specific factors. These factors include market trends and competitive conditions, product maturity, differences related to geography, distribution channel, deal size, and cumulative customer purchases. We have established ESP for software licenses, hardware and subscriptions and review them annually or more frequently when a significant change in our business or selling practices occurs.
Delivery generally occurs when the Product is delivered to a common carrier at our loading dock unless title and risk of loss transfers upon delivery to the customer. In sales transactions through a distributor or reseller, we generally recognize revenues upon shipment to the distributor, reseller or identified end user, as applicable.
At the time of the Product sale, we assess whether the fee associated with the revenue transaction is fixed or determinable and whether collection is probable. The assessment of whether the fee is fixed or determinable is based in part on the payment terms associated with the transaction. If any portion of a fee is due beyond our normal payment terms, we evaluate the specific facts and circumstances to determine if the fee is fixed or determinable. If it is determined that the fee is not fixed or determinable, we recognize revenue as the fees become due. If we determine that collection of a fee is not probable, then we will defer the entire fee and recognize revenue upon receipt of cash.
Product revenue for software licenses sold on a perpetual basis, along with hardware, is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Product revenue for software sold on a non-perpetual basis (Rental or Term) is recognized ratably over the license term.
In connection with the sale of our software licenses, we sell support and maintenance services, which are recognized ratably over the term of the arrangement, typically one year. Under support and maintenance services, customers receive unspecified software product upgrades, maintenance and patch releases during the term, as well as internet and telephone access to technical support personnel.
Many of our software arrangements also include professional services for consulting and implementation sold under separate agreements. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element under ASC 985-605. The more significant factors considered in determining whether professional services revenue should be accounted for separately include (i) the nature of the services and whether they are essential to the functionality of the licensed product, (ii) the degree of risk, (iii) the availability of services from other vendors, (iv) the timing of payments and (v) the impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements, as well as when sold on a standalone basis, is generally recognized as the services are performed.
We recognize revenue associated with education as these services are performed.
Hosting and managed services revenue reflects subscription and other recurring revenues which includes fees for access rights to software solutions offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by us or by a third party and the customer accesses and uses the software on an as-needed basis over the internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 12 to 36 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. Hosting revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract. Professional services revenue for consulting or training services, when sold with hosted offerings, are accounted for separately if they have standalone value to the customer. We believe our professional services have standalone value because those services are sold separately by us and similar services are sold by other vendors. In addition, our hosted offerings have standalone value as such offerings are often sold separately.
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
We record our estimate for customer returns or other customer allowances as a reduction in revenues. In determining our revenue reserve estimate, and in accordance with internal policy, we rely on historical data and known returned goods in transit. These factors, and unanticipated changes in the economic and industry environment, could cause our return estimates to differ from actual results.
Business Combinations
We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-

acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.
Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•
future expected cash flows from software license sales, cloud software subscriptions contracts, hardware systems product sales, support agreements, consulting contracts, other customer contracts, acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. We estimate the fair values of cloud software subscriptions, software license updates and product support and hardware systems support obligations assumed. The estimated fair values of these performance obligations are determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical direct costs related to providing the services including the correction of any errors in the products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the performance obligations. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the performance obligations prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition. Historically, substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud software subscriptions and hardware systems support contracts. To the extent cloud software subscriptions, software support or hardware systems support contracts are renewed, we will recognize the revenues for the full values of the contracts over the contracts’ periods, which are generally one year in duration.
For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.
If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.
In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.
Stock-Based Compensation
Stock Options
We grant options to our employees under Aspect Software Group Holdings Ltd.'s 2004 and 2003 Option Plans. We generally issue options at no less than fair market value with a four-year vesting period, and which expire seven years from the date of grant. Options issued under the 2004 Option Plan are not exercisable until the consummation of a liquidity event, defined as an initial public offering of our equity securities. Because the options are not exercisable until a liquidity event, as defined, we will record compensation expense at the time the liquidity event becomes probable. If the option holder terminates their employment with us prior to the option becoming exercisable, then under certain circumstances that are all within our control and outside of the control of the employee, the intrinsic value related to the vested options of the holder at the time of their termination will be paid to them in cash and accounted for as compensation expense at the time when such a liability becomes probable.
The fair value of the Aspect Software Group Holdings Ltd.'s ordinary shares is determined by our management and approved by the Board of Directors. In the absence of a public trading market for the ordinary shares, our management and Board of Directors consider objective and subjective factors in determining the fair value of our ordinary shares, including a fair value analysis prepared by an independent third-party valuation firm, dividend rights, and voting control attributable to our then-outstanding shares and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale our company.
We use the Black-Scholes option pricing model to determine the fair value of stock options granted. We recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
As there is no public market for the ordinary shares, we determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “Simplified” method as there is not sufficient historical data of exercises to develop the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We do not anticipate paying cash dividends in the future on our ordinary shares; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate of 23% for the years ended December 31, 2014 and 2013 and 24% for the year ended December 31, 2012 in determining the expense recorded in our consolidated statements of operations relating to Aspect Software Group Holdings Ltd.'s 2003 Share Purchase and Option Plan (“2003 Option Plan”). For options granted under the Second Amended and restated 2004 Option Plan (“2004 Option Plan”), we have deferred recognition of compensation expense until a liquidity event occurs, causing the options to become exercisable. The weighted-average assumptions utilized to determine the values of stock options granted using the Black-Scholes option pricing model are presented in the following table:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.64%	0.77%	1.40%
Expected volatility	37.00%	49.00%	48.80%
Expected life (in years)	4.58	4.58	4.58
Dividend yield	—	—	—
Weighted average fair value per share	$0.43	$0.80	$0.98
As of December 31, 2014, there was $0.5 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2003 Option Plan that is expected to be recognized over a weighted-average period of 3.22 years. In addition, as of December 31, 2014, there was $10.0 million of unrecognized compensation expense related to contingently exercisable stock options granted under the 2004 Option Plan, which is being deferred until a contingent liquidity event occurs, as defined in the 2004 Option Plan.
 Claims and Contingencies
We are subject to various claims and contingencies related to legal, regulatory, and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in the consolidated financial statements is based on management's view of the expected outcome of the applicable claim or contingency. Management may also use outside legal advice on matters related to litigation to assist in the estimating process. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible, or if an estimate is not determinable, disclosure of a material claim or contingency is disclosed in the Notes to the consolidated financial statements. We re-evaluate these assessments on a quarterly basis or as new and significant information becomes available to determine whether a liability should be established or if any existing liability should be adjusted. However, the ultimate outcome of various legal issues could be different than management's estimates and, as a result, adjustments may be required.
Allowances for Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We specifically analyze historical bad debts, the aging of the accounts receivable, customer concentrations and credit worthiness, potential disagreements with customers, current economic trends and changes in customer payment terms to evaluate the allowance for doubtful accounts. We review our allowance for doubtful accounts quarterly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
We also record a provision for estimated sales returns and allowances on product- and service-related revenues in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data, and other known factors. If the data we use to calculate these estimates does not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected.
Income Taxes
We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the period that includes the enactment date.
 Under ASC 740, we can only recognize a deferred tax asset for the future benefit of its tax loss, tax credit carryforwards and cumulative temporary differences to the extent that it is more likely than not that these assets will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.
ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and provides a model for recognizing and measuring, in the financial statements, positions taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
We recognize interest and penalties related to uncertain tax positions in income tax expense.
Recent Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01 - Income Statement - Extraordinary and Unusual Items ("ASU 2015-01"), which eliminates the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the our Consolidated Financial Statements.
In December 2014, the FASB issued ASU No. 2014-17 - Business Combinations ("ASU 2014-17"), which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. ASU 2014-17 is effective on November 18, 2014. The adoption of this standard is not expected to have an impact on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have an impact on our Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12 - Compensation - Stock Compensation ("ASU 2014-12") which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for all entities for annual periods beginning after December

15, 2015 and interim periods within those annual periods. ASU 2014-12 should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The adoption of this standard is not expected to have an impact on our Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. We are currently evaluating the method of adoption and the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.
There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on our financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk primarily relates to our senior secured credit facility. Interest to be paid on our first lien debt is at a floor of 1.75% or USD LIBOR, plus 5.25%. We are able to select the USD LIBOR rate based upon a 1 month, 3 month or 6 month interval, at our option. Our next date to elect our USD LIBOR rate is May 7, 2015. The published USD LIBOR rate is subject to change on a periodic basis. Recently, interest rates have trended downwards in major global financial markets, stabilizing at relatively low levels over the past year. If these interest rate trends were to reverse, this would result in increased interest expense as a result of higher LIBOR rates. We currently estimate that our annual interest expense on our floating rate indebtedness under our senior secured credit facility would increase by approximately $5.0 million for each increase in interest rates of 1%, however this estimate does not give effect to the fact that until interest rates rise above our 1.75% floor there will be no impact on our interest expense.
Foreign Exchange
We conduct business globally in numerous currencies. Our sales are primarily denominated in U.S. dollars, however we do face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Our primary exposures to fluctuations in foreign currency exchange rates relate to sales and operating expenses denominated in currencies other than the U.S. dollar. The majority of our sales are denominated in US dollars, however when we do invoice customers in a non U.S. dollar currency, we are exposed to foreign exchange fluctuations from the time of invoice until collection occurs. In Europe and Asia Pacific, where we sometimes invoice our customers in U.S. dollars, we pay our operating expenses in local currencies. Accordingly, fluctuations in the local currencies relative to the U.S. dollar are reflected directly in our consolidated statement of operations. We are also exposed to foreign currency rate fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in foreign currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products and services sold in international markets.
Market Risk
Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of money market funds and cash on deposit with banks. We sell our products primarily to large organizations in diversified industries worldwide. We perform ongoing credit evaluations of our customers' financial condition and generally do not require our customers to provide collateral or other security to support accounts receivable. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable. No single customer accounted for 10% or more of accounts receivable as December 31, 2014 and 2013 or net revenues during the years ended December 31, 2014, 2013 and 2012.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aspect Software Parent, Inc.
We have audited the accompanying consolidated balance sheets of Aspect Software Parent, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Software Parent, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Phoenix, Arizona
March 27, 2015

Aspect Software Parent, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except par value and share amounts)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$17,030	$26,694
Accounts receivable, net	59,923	59,002
Receivable due from Aspect Software Group Holdings Ltd.	415	1,808
Deferred tax assets	3,716	9,197
Other current assets	21,505	21,020
Total current assets	102,589	117,721
Property, plant, and equipment, net	21,573	18,467
Intangible assets, net	59,480	72,832
Goodwill	751,063	750,785
Other assets	17,156	22,081
Total assets	$951,861	$981,886
Liabilities and deficit
Current liabilities:
Accounts payable	$15,087	$7,858
Current portion of long-term debt (1)	17,094	37,851
Accrued liabilities	53,691	61,967
Deferred revenues	69,912	76,670
Total current liabilities	155,784	184,346
Deferred tax liabilities	32,619	31,876
Long-term deferred revenue	2,468	4,455
Long-term debt (2)	764,411	770,079
Other long-term liabilities	51,273	36,603
Total liabilities	1,006,555	1,027,359
Commitments and contingencies (Note 19 and Note 22)
Deficit:
Ordinary shares, $1.00 par value: 50,000 share authorized and 1 share issued	—	—
Additional paid-in capital	35,588	8,154
Accumulated other comprehensive loss	(5,645)	(4,448)
Accumulated deficit	(88,269)	(54,449)
Total Aspect Software Parent, Inc. shareholder's deficit	(58,326)	(50,743)
Noncontrolling interest	3,632	5,270
Total deficit	(54,694)	(45,473)
Total liabilities and deficit	$951,861	$981,886

(1)	$3.5 million held by a minority shareholder of Aspect Software Group Holdings Ltd. as of December 31, 2013.

(2)	$50.0 million held by a related party as of December 31, 2014 and December 31, 2013.

See accompanying notes.

Aspect Software Parent, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net revenues:
Product revenue	$74,232	$74,745	$68,900
Recurring revenue	291,576	282,592	285,808
Services revenue	79,089	79,441	88,003
Total net revenues	444,897	436,778	442,711
Cost of revenues:
Cost of product revenue	20,594	20,451	23,309
Cost of recurring revenue	92,580	77,658	73,663
Cost of services revenue	73,339	70,449	73,162
Amortization expense for acquired intangible assets	4,898	6,114	5,549
Total cost of revenues	191,411	174,672	175,683
Gross profit	253,486	262,106	267,028
Operating expenses:
Research and development	51,068	50,217	40,648
Selling, general and administrative	129,006	131,724	128,691
Amortization expense for acquired intangible assets	8,123	23,357	30,734
Restructuring charges (credits)	3,255	(46)	2,282
Total operating expenses	191,452	205,252	202,355
Income from operations	62,034	56,854	64,673
Interest and other expense, net	(74,935)	(70,411)	(67,695)
Loss before income taxes	(12,901)	(13,557)	(3,022)
Provision (benefit from) for income taxes	22,557	(19,220)	(1,634)
Net (loss) income	(35,458)	5,663	(1,388)
Less: Net loss attributable to noncontrolling interest	(1,638)	(395)	—
Net (loss) income attributable to Aspect Software Parent, Inc.	$(33,820)	$6,058	$(1,388)
Aspect Software Parent, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net (loss) income	$(35,458)	$5,663	$(1,388)
Change in cumulative translation adjustment	(1,197)	(306)	1,622
Comprehensive (loss) income	(36,655)	5,357	234
Comprehensive loss attributable to noncontrolling interest	(1,638)	(395)	—
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(35,017)	$5,752	$234

See accompanying notes.

Aspect Software Parent, Inc.
Consolidated Statements of Deficit
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Aspect Software Parent, Inc. Shareholder's Deficit	Non-controlling Interest	Total Deficit
	Shares	Par Value
Balance at December 31, 2011	1	—	$7,124	$(5,764)	$(59,119)	$(57,759)	$—	$(57,759)
Net loss	—	—	—	—	(1,388)	(1,388)	—	(1,388)
Other comprehensive income	—	—	—	1,622	—	1,622	—	1,622
Stock-based compensation	—	—	527	—	—	527	—	527
Balance at December 31, 2012	1	—	7,651	(4,142)	(60,507)	(56,998)	—	(56,998)
Net income (loss)	—	—	—	—	6,058	6,058	(395)	5,663
Purchase of shares from noncontrolling interest	—	—	—	—	—	—	5,665	5,665
Other comprehensive loss	—	—	—	(306)	—	(306)	—	(306)
Stock-based compensation	—	—	503	—	—	503	—	503
Balance at December 31, 2013	1	—	8,154	(4,448)	(54,449)	(50,743)	5,270	(45,473)
Net loss	—	—	—	—	(33,820)	(33,820)	(1,638)	(35,458)
Other comprehensive loss	—	—	—	(1,197)	—	(1,197)	—	(1,197)
Stock-based compensation	—	—	429	—	—	429	—	429
Contribution from Aspect Software Group Holdings, Ltd.	—	—	27,005	—	—	27,005	—	27,005
Balance at December 31, 2014	1	$—	$35,588	$(5,645)	$(88,269)	$(58,326)	$3,632	$(54,694)

See accompanying notes.

Aspect Software Parent, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(35,458)	$5,663	$(1,388)
Reconciliation of net (loss) income to net cash and cash equivalents provided by operating activities:
Depreciation	9,899	7,785	6,981
Amortization expense for acquired intangible assets	13,021	29,471	36,283
Non-cash interest expense	6,344	6,038	4,080
Stock-based compensation expense	429	503	527
Increase to accounts receivable allowances	2,339	774	3,060
Deferred income taxes	6,108	(27,756)	197
Changes in operating assets and liabilities:
Accounts receivable	(2,861)	(63)	2,887
Receivable due from Aspect Software Group Holdings Ltd.	1,394	(175)	(200)
Other current assets and other assets	(1,822)	7,361	2,778
Accounts payable	5,647	20	(8,573)
Accrued liabilities and other liabilities	8,218	(5,739)	(18,988)
Deferred revenues	(7,100)	(11,480)	(2,933)
Net cash and cash equivalents provided by operating activities	6,158	12,402	24,711
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(145,173)	—
Purchases of property and equipment	(13,215)	(11,132)	(5,060)
Purchase of investment	—	(1,873)	—
Net cash and cash equivalents used in investing activities	(13,215)	(158,178)	(5,060)
Cash flows from financing activities:
Borrowings under long-term debt	26,000	130,000	—
Repayment of borrowings	(52,900)	(32,200)	(78,250)
Debt issuance costs in connection with borrowings	(2,762)	(5,538)	(2,152)
Proceeds received from capital contributions	27,005	—	—
Net cash and cash equivalents (used in) provided by financing activities	(2,657)	92,262	(80,402)
Effect of exchange rate changes on cash	50	(630)	1,776
Net decrease in cash and cash equivalents	(9,664)	(54,144)	(58,975)
Cash and cash equivalents:
Beginning of year	26,694	80,838	139,813
End of year	$17,030	$26,694	$80,838
Supplemental disclosure of cash flow information
Cash paid for interest	$69,867	$66,017	$62,262
Cash paid for income taxes	$1,512	$2,750	$10,851

See accompanying notes.

Aspect Software Parent, Inc.
Notes to Consolidated Financial Statements
NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING STANDARDS
Description of Business
Aspect Software Parent, Inc. (together with its subsidiaries, “Aspect Software” or the “Company”), a subsidiary of Aspect
Software Group Holdings Ltd. ("Holdings"), a Cayman Islands company, provides customer engagement solutions such as; unified interaction management, workforce optimization, and back-office solutions to improve the customer experience. The
Company’s technologies streamline and enhance customer-facing business processes by optimizing workflows across multiple communication channels and automating smarter business processes across the contact center and related functions. The
Company offers the business and technology expertise to help its customers build, enhance and sustain relationships with their customers by bringing enterprise technologies like customer relationship management and content management together with unified multi-channel communications and effective people management to enrich customer interactions.
Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and the rules of the U.S. Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements include amounts of Aspect Software and its wholly owned subsidiaries. Noncontrolling interest is reported as a separate component of Consolidated Statements of Shareholder's Deficit for all periods presented. The noncontrolling interests in our Net (Loss) Income have been excluded from Net (Loss) Income Attributable to Aspect Software Parent, Inc. in our Consolidated Statements of Operations. The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2013, included in the Annual Report of Aspect Software Group Holdings Ltd. on Form 10-K (File No. 333-170936). The accompanying condensed consolidated financial statements include amounts of Aspect Software Parent, Inc. and its wholly and majority owned subsidiaries. On August 1, 2014, Aspect Software Parent Inc. (“Parent”) provided notice to the trustee of the 10 5/8% senior second lien notes due 2017 (the “Notes”) issued by Aspect Software, Inc., a Delaware corporation (“Aspect”) and guaranteed by Parent, Aspect Software Group Holdings Ltd (“Holdings”) and certain subsidiaries of Aspect, that, as of June 30, 2014, Parent no longer intended to satisfy its reporting obligations under the indenture governing the Notes (the “Indenture”) by providing financial information relating to Holdings. Accordingly, Holdings’ guarantee of the Notes was released pursuant to Section 10.05 of the Indenture. By virtue of the release of the guarantee, Holdings’ guarantee of the obligations under the Credit Agreement dated as of May 7, 2010, among Parent, Aspect, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and syndication agent (the “Credit Agreement”) was automatically released by its terms. In connection with the release of Holdings’ guarantee of the Notes, Holdings no longer files reports with the Securities and Exchange Commission to satisfy Parent’s reporting obligations under Section 4.03 of the Indenture. Parent will comply with Section 4.03 by filing all quarterly, annual and current reports that would be required to be filed with the SEC as if it were required to file such reports. All intercompany amounts related to the Company's consolidated subsidiaries have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.
All intercompany amounts have been eliminated in consolidation.
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
Management's Estimates and Uncertainties
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management's estimates if past experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.
Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, accounts receivable allowances, goodwill and intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to assess potential impairments related to intangible assets and stock-based compensation expense.
The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, being dependent on debt financing and the need to maintain compliance with debt covenants, rapid technological changes, competition from substitute products and services from larger companies, customer concentration, government regulations, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.
Recent Accounting Standards
In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01 - Income Statement - Extraordinary and Unusual Items ("ASU 2015-01"), which eliminates the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company's Consolidated Financial Statements.
In December 2014, the FASB issued ASU No. 2014-17 - Business Combinations ("ASU 2014-17"), which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. ASU 2014-17 is effective on November 18, 2014. The adoption of this standard is not expected to have an impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12 - Compensation - Stock Compensation ("ASU 2014-12") which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2014-12 should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The adoption of this standard is not expected to have an impact on the Company's Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the method of adoption and the effect that implementation of this update will have on its Consolidated Financial Statemenets upon adoption.
There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 2—REVENUE RECOGNITION
The Company derives its revenue from (i) product revenues, which typically include perpetual software licenses and hardware, (ii) recurring revenues comprised of (a) maintenance revenues, which include software license updates and product support, and (b) hosting and managed services revenues, which include subscription fees for access to and use of our on-demand applications and (iii) services revenues, which include installation, consulting and education. Revenues have been derived from sales to end users through the Company's direct sales force, distributors and resellers.
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
Certain of the Company's multiple-element arrangements include software and hardware components that function together to deliver the product's essential functionality. When these software and non-software elements are sold together, the Company believes the arrangements meet the scope exception in Accounting Standards Codification 985-605, Software Revenue Recognition, (“ASC 985-605") because of (i) the infrequency of the tangible product's sale without a software element, (ii) the degree of integration between the tangible product and the software element, which is considered significant and (iii) the non-software element of the tangible product's substantive contributions to the tangible product's essential functionality. For these multiple-element arrangements, the Company allocates the total arrangement fee to all deliverables based on a selling price hierarchy. The selling price for a deliverable is based on VSOE, if available, third party evidence (“TPE"), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. The Company generally expects that it will not be able to establish TPE due to the nature of the products sold and the markets in which it competes, and therefore relies upon VSOE or ESP in allocating the arrangement's arrangement fee. Once the arrangement fee has been allocated to each deliverable, revenue is recognized as each item is delivered.
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
The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on an estimate of their fair values. The excess purchase price over those values was recorded as goodwill. The factors contributing to the recognition of goodwill were based upon the Company's determination that several strategic and synergistic benefits are expected to be realized from the combination. None of the goodwill is expected to be deductible for tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management's estimates and assumptions, and other information compiled by management. Purchased intangibles with finite lives will be amortized over the respective estimated useful life using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the asset will be utilized (approximately 5-7 years).
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

VOXEO
On July 26, 2013, the Company purchased Voxeo Corporation (“Voxeo”), a leading provider of hosted and on-premise Interactive Voice Response ("IVR") solutions and a leading platform provider for Communications Enabled Business Processes. The Voxeo acquisition significantly enhances our ability to support cloud, hybrid and premise-based deployments while adding a market-leading IVR and multi-channel self-service capability to our solution portfolio.
The total purchase price was $145.0 million. The acquisition of Voxeo was accounted for as a purchase of a business under ASC 805 Business Combinations. Accordingly, the results of Voxeo have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company's financial results.
The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those values was recorded as goodwill. The factors contributing to the recognition of goodwill were based upon the Company's determination that several strategic and synergistic benefits are expected to be realized from the combination. None of the goodwill is expected to be deductible for tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management's estimates and assumptions, and other information compiled by management. Purchased intangibles with finite lives will be amortized over the respective estimated useful life using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the asset will be utilized (approximately 2-8 years).
Transaction costs of approximately $2.3 million related to this acquisition were expensed as incurred and are included in general and administrative expenses in the Company's consolidated statement of operations.
The total purchase price for Voxeo was allocated as follows (in thousands):

Description	Amount
Current assets, including $2,944 of acquired cash	$13,331
Property and equipment	2,625
Goodwill	105,726
Customer relationships	30,400
Tradename and trademarks	5,000
Non-competition agreements	800
Technology	22,100
Other long-term assets	44
Total assets acquired	180,026
Current liabilities	(11,626)
Deferred tax liabilities	(22,460)
Other long-term liabilities	(932)
Net assets acquired	$145,008
In connection with the acquisition of Voxeo, $17.6 million was placed in escrow in connection with the seller's obligation to indemnify the Company for the outcome of potential contingent liabilities and the final net working capital adjustment. The net working capital adjustment was finalized in 2013 and is reflected in the schedule above. The remaining amounts were released from escrow in January 2015 in accordance with the terms of the agreement.
NOTE 4—EQUITY
The Company has 50,000 shares authorized and one share issued at a par value of $1.00. Aspect Software Group Holdings Ltd. is the Company's sole shareholder.
Stock Options
The Company grants options to its employees under Aspect Software Group Holdings Ltd.'s 2004 and 2003 Option Plans. The Company generally issues options at no less than fair market value with a four-year vesting period, and which expire seven years from the date of grant. Options issued under the 2004 Option Plan are not exercisable until the consummation of a liquidity event, defined as an initial public offering of the Company's equity securities. Because the options are not exercisable until a liquidity event, as defined, the Company will record compensation expense at the time the liquidity event becomes probable. If the option holder terminates their employment from the Company prior to the option becoming exercisable, then under certain circumstances that are all within the Company's control and outside of the control of the employee, the intrinsic value related to the vested options of the holder at the time of their termination will be paid to them in cash and accounted for by the Company as compensation expense at the time when such a liability becomes probable.
The following table summarizes the stock option activity under Aspect Software Group Holdings Ltd.'s two stock option plans during the year ended December 31, 2014:

	Number of Ordinary Shares Attributable to Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1) (In Thousands)
Outstanding as of December 31, 2013	18,662,667	$2.14	4.29	$2,122
Granted	4,590,944	1.28	—	—
Exercised	(5,000)	0.79	—	(2)
Cancelled	(5,029,280)	2.54	—	—
Outstanding as of December 31, 2014	18,219,331	$1.81	4.37	$2,517
Exercisable at December 31, 2014	4,325,695	$1.83	3.70	$663
Vested at December 31, 2014	13,892,115	$1.89	3.67	$2,418
Vested and expected to vest at December 31, 2014(2)	17,133,154	$1.84	4.24	$2,517

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company's ordinary shares on December 31, 2014 and the exercise price of the underlying options.

(2)
This represents the number of vested options as of December 31, 2014, plus the number of unvested options expected to vest, based on the number of unvested options outstanding as of December 31, 2014, adjusted for the estimated annual forfeiture rate of 23%.

At December 31, 2014, the Company had ordinary shares reserved for future issuance as follows:

Ordinary Shares
Options to purchase ordinary shares outstanding	18,219,331
Options to purchase ordinary shares available for future issuance	57,487,825
Total	75,707,156
The fair value of the Aspect Software Group Holdings Ltd.'s ordinary shares is determined by the Company's management and approved by the Board of Directors. In the absence of a public trading market for the ordinary shares, the Company's management and Board of Directors consider objective and subjective factors in determining the fair value of the Company's ordinary shares, including a fair value analysis prepared by an independent third-party valuation firm, dividend rights, and voting control attributable to the Company's then-outstanding shares and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company.
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
As there is no public market for Aspect Software Group Holdings Ltd.'s ordinary shares, the Company determined the volatility for options granted during 2014 and 2013 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “Simplified” method, as there is not sufficient historical data of exercises to develop the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company does not anticipate paying cash dividends in the future on its ordinary shares; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate of 23% for the years ended December 31, 2014 and 2013 and 24% for the year ended December 31, 2012 in determining the expense recorded in the accompanying consolidated statements of operations relating to the 2003 Option Plan. For options granted under the 2004 Option Plan, the Company has deferred recognition of compensation expense until a contingent liquidity event occurs, causing the options to become exercisable.
The weighted-average assumptions utilized to determine the values of stock options granted using the Black-Scholes option pricing model and the resulting weighted average fair value per share are presented in the following table:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.63%	1.29%	0.77%
Expected volatility	37.0%	37.0%	49.0%
Expected life (in years)	4.58	4.58	4.58
Dividend yield	—	—	—
Weighted average fair value per share	$0.43	$0.33	$0.80
Stock-based compensation expense is reflected within the Company’s consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of services	$132	$118	$26
Research and development	123	174	21
Selling, general and administrative	174	211	480
Total	$429	$503	$527
As of December 31, 2014, there was $0.5 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2003 Option Plan that is expected to be recognized over a weighted-average period of 3.22 years years. In addition, as of December 31, 2014, there was $10.0 million of unrecognized compensation expense related to contingently exercisable stock options granted under the 2004 Option Plan, which is being deferred until a contingent liquidity event occurs, as defined in the 2004 Option Plan.
Value Creation Incentive Plan
During 2012, the Company established a Value Creation Incentive Plan ("VCIP") whereby upon a liquidity event, as defined in the agreement, eligible participants will receive a predetermined bonus based on the Company's equity value once it exceeds a certain threshold.  Payments under the VCIP are contingent upon continued employment. All of the Company's executive officers are eligible participants under the VCIP. In addition, the Company may include additional participants in the future. Because payments under the VCIP are contingent upon a liquidity event, as defined, and the Company's equity value at the time of the liquidity event, the Company will not record compensation expense until a liquidity event occurs.

NOTE 5—CASH
Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. In 2014 and 2013, cash equivalents primarily consisted of amounts held in an overnight interest bearing investment account. The carrying value of these instruments approximates their fair value.
Restricted Cash
Restricted cash consists of interest-bearing deposit accounts which are restricted from use pursuant to certain letter of credit agreements. At December 31, 2014 and 2013, the Company had restricted cash of $1.6 million and $1.8 million, respectively, which is included within other current and long-term assets in the accompanying consolidated balance sheets.
NOTE 6—TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at the invoiced amount, and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company specifically analyzes historical bad debts, the aging of the accounts receivable, customer concentrations and credit worthiness, potential disagreements with customers, current economic trends, and changes in customer payment terms to evaluate the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts quarterly at a minimum. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted, and the potential for recovery is considered remote.
The Company records a provision for estimated sales returns and allowances on product, support and service-related revenues in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data, historical customer returns, and other known factors. If the data the Company uses to calculate these estimates does not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected.

(in thousands)	Beginning Balance	Provisions (Releases)	Utilization	Ending Balance
2014	$3,268	$2,339	$(1,970)	$3,637

2013	$4,513	$926	$(2,171)	$3,268

2012	$3,406	$3,060	$(1,953)	$4,513

NOTE 7—OTHER CURRENT ASSETS
Other current assets consist of:

	As of December 31,
(in thousands)	2014	2013
Prepaid expenses	$11,777	$12,248
Other assets	9,728	8,772
Total	$21,505	$21,020
NOTE 8—PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment are stated at cost. Depreciation is computed once assets are placed into service, using the straight-line method over their estimated useful lives. For computer equipment and software and office equipment, the Company uses an estimated useful life of two to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.
Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.

Property, plant, and equipment consist of:

	As of December 31,
(in thousands)	2014	2013
Computer equipment and software	$67,915	$61,390
Office equipment	4,714	4,847
Leasehold improvements	22,437	21,084
Construction in progress	1,847	689
Total	96,913	88,010
Accumulated depreciation and amortization	(75,340)	(69,543)
Property, plant and equipment, net	$21,573	$18,467
NOTE 9—GOODWILL AND OTHER LONG-LIVED ASSETS INCLUDING ACQUIRED INTANGIBLES
The Company reviews long-lived assets consisting of property, plant, and equipment, and certain definite-lived identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company did not identify any indicators of impairment of its long-lived assets during 2014 or 2013.
The Company amortizes its intangible assets that have definite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually, as of October 1st, or sooner whenever events or changes in circumstances indicate that they may be impaired at the reporting unit level (reporting unit), under the two-step impairment test. The Company performed its annual impairment test during the fourth quarter of each fiscal year and did not recognize impairment of goodwill in the three year period ended December 31, 2014.

The Company estimates the fair value of its single reporting unit using an income approach and a market approach. The discounted cash flow model used in the Company's income approach relies on assumptions regarding revenue growth rates, gross margin, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and exit multiples. To estimate fair value, the Company discounts the expected cash flows of its single reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company uses the estimated cash flows in the final year of its model and applies an exit multiple assumption. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. The Company forecasted cash flows for its single reporting unit and took into consideration current economic conditions and trends, estimated future operating results, the Company's view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the industry and product evolution from a technological segment basis. Macro-economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond the Company's control could have a positive or negative impact on achieving its targets. The Company forecasted continued revenue growth in 2015 in its discounted cash flow model. If actual results differ materially and adversely from the forecast used in the valuation, the Company's determination of fair value and conclusions on goodwill impairment could be negatively affected. More specifically, the following factors could have a negative impact on the Company's estimated fair value; the Company is not successful in growing its cloud deployment revenue stream, the Company is not successful in its upsell efforts across its installed customer base, the Company is not successful against competitors in attaining its targeted new customers, maintenance retention rates deteriorate more than expected, research and development investments do not materialize, amongst a more comprehensive list of risks and uncertainties.

At October 1, 2014, the Company performed step one of its annual goodwill impairment test and determined that the book value of the Company's single reporting unit did not exceed its estimated fair value. Since the Company has a negative carrying value for its equity, the Company considered the guidance in ASC 350-20-35-8A in determining whether it was necessary to perform step 2 of the impairment analysis. The Company weighed potential indicators of impairment that had been identified during 2014, and ultimately placed higher weighting on the level of recoverability identified in the Company's most recent enterprise valuation, which is approximately 10% in excess of the carrying value, as well as Company specific positive qualitative factors such as recent and projected industry growth rates, the Company’s ability to issue additional equity, and the Company’s ability to amend the terms of its debt and determined that it was not more likely than not that goodwill was impaired as of October 1, 2014. Application of the goodwill impairment analysis requires significant judgment.
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2013	$750,785
Foreign currency translation	278
Balance as of December 31, 2014	$751,063
Intangible assets, excluding goodwill, consist of the following (in thousands, except for the estimated useful life, which is in years):

	As of December 31, 2014				As of December 31, 2013
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer and distributor relationships	3 - 10	$265,185	$231,522	$33,663	$265,824	$226,944	$38,880
Developed technology	3 - 8	159,300	138,599	20,701	159,300	133,701	25,599
Trade names/trademarks	2 - 10	22,620	17,588	5,032	22,620	14,888	7,732
Non-competition agreements and leases	2 - 17	3,318	3,234	84	3,318	2,697	621

Total		$450,423	$390,943	$59,480	$451,062	$378,230	$72,832

Amortization expense was $13.0 million, $29.5 million and $36.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The estimated annual amortization expense for each of the five succeeding years is as follows (in thousands):

Years Ended December 31,
2015	$12,497
2016	11,813
2017	12,253
2018	9,554
2019	6,752
NOTE 10—ACCRUED LIABILITIES
Accrued liabilities consist of (in thousands):

	As of December 31,
(in thousands)	2014	2013
Accrued compensation and related benefits	$17,899	$19,258
Accrued interest	9,463	10,163
Accrued sales and use tax	16,279	12,662
Other accrued liabilities	10,050	19,884
Total	$53,691	$61,967
NOTE 11—FAIR VALUE
The Company has evaluated the estimated fair value of financial instruments using available market information and management estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.
The fair value of the Company's cash, cash equivalents, accounts receivable, and other current and non-current liabilities approximate their carrying amounts due to the relatively short maturity of these items. The inputs into the determination of fair value require significant management judgment or estimation.

Financial Assets and Liabilities Recorded at Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company has certain financial assets and liabilities recorded at fair value (principally cash equivalents, investments, and derivative instruments) that have been classified as Level 1, 2, or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount the Company would receive to terminate these agreements at the reporting date, and by taking into account current interest rates and the creditworthiness of the counterparty. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and inputs derived principally from, or corroborated by, observable market data by correlation or other means.
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2014 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$17,030	$17,030	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2013 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$26,694	$26,694	$—	$—
Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations, further discussed in Note 12, were estimated based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of December 31, 2014 and 2013, the Company's first lien credit facility had a fair value of approximately $448.5 million and $476.7 million, respectively. As of December 31, 2014 and 2013, the Company's senior second lien notes had a fair value of approximately $302.4 million and $322.4 million, respectively. The fair value of the Company's unsecured note payable to a minority shareholder approximates book value as of December 31, 2014 and December 31, 2013.

On February 4, 2013 the Company purchased 1,712,392 ordinary shares of eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom at a cost of approximately £1.25 million, or $1.9 million. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. The Company must achieve minimum annual revenue targets to maintain the exclusivity rights and was issued a conditional warrant to purchase up to 400,000 additional eg shares ,which is approximately 2% of its current outstanding equity, at a price of 0.79 pence per share based upon annual revenue levels within the first two years of the agreement. The Company recorded the acquired shares at cost and has accounted for this investment under the equity method. Under this method, the Company recorded an increase in the investment of $0.1 million in 2014 for its proportionate share of eg’s net income and a reduction in the investment of $0.2 million during 2013 for its proportionate share of eg’s net loss based on the most recently available financial statements.

NOTE 12—DEBT
Debt obligations consist of the following:

	As of December 31,
(in thousands)	2014	2013
First lien credit facility	$450,979	$475,080
Senior second lien notes	319,526	319,362
Revolving credit line	11,000	10,000
Unsecured note payable to minority shareholder	—	3,488
Subtotal debt	781,505	807,930
Less-contractual current maturities	17,094	37,851
Total long-term borrowings	$764,411	$770,079

The Company's obligations under the first lien credit facility and senior secured lien notes are fully and unconditionally and jointly and severally guaranteed by Aspect Software Parent, Inc. and each of its domestic subsidiaries. See Note 27 for Supplemental Guarantor Consolidating Financials.
On November 7, 2014, Aspect Software, Inc., the Company's main operating subsidiary, amended its Credit Facility to provide the appropriate level of flexibility to execute the Company's strategy and absorb the current volatility inherent in its business. The amended Credit Facility maintained the outstanding senior secured term loan maturing May 7, 2016 and extended the $30.0 million senior secured revolving facility to a maturity date of February 7, 2016. The Credit Facility can be increased by $100.0 million under certain circumstances.
In exchange for the lenders resetting the loan covenants for each quarterly period from September 30, 2014 through December 31, 2015, the amendment required the Company to pay consent fees that totaled approximately $2.8 million upon effectiveness and in the event the debt has not been either refinanced or paid in full prior to June 30, 2015, an additional 50 basis points fee will be payable in cash and the annual interest rate will increase by 25 basis points which will be payable in kind by the issuance of additional term loans. In connection with the amendment, certain holders of Aspect Software Group Holdings’ Class L shares also elected to invest another $20.0 million of cash into the Company through the purchase of additional shares of Aspect Software Group Holdings Ltd., the proceeds of which were contributed to Aspect Software Parent. The Company's $30.0 million revolving credit line bears interest at USD LIBOR plus a margin of 5.25%.
On July 2, 2013, the Company amended its first lien credit facility to provide an $85.0 million incremental delayed draw senior secured term loan facility (“Delayed Draw Facility”). On July 25, 2013, the Company utilized the Delayed Draw Facility to fund a portion of the Voxeo acquisition. The Delayed Draw Facility was funded at a 1% original issue discount that is being amortized to interest expense using the effective interest method over the life of the note.
On November 14, 2012, the Company amended its first lien credit facility to provide additional flexibility by resetting the loan covenants for the third quarter of 2012 and future periods. As a result of the amendment, the interest rate increased to the greater of USD LIBOR or 1.75%, plus a margin of 5.25%. The interest rate increased on a prospective basis and will continue until the maturity date. Prior to the amendment, the interest rate on the first lien credit facility was equal to the greater of USD LIBOR or 1.75%, plus a margin of 4.50%. The increase in the interest rate is subject to a further 25 basis point increase if the Company's most recently announced corporate credit rating is below the following criteria: (1) Moody's is not B2 or better and (2) Standard & Poor's is not B or better. If the Company is able to achieve a certain Leverage Ratio as defined, the additional 5.25% of interest will be reduced by up to 0.50%. Since the inception of the first lien credit facility, LIBOR has remained below 1.75% and the Company has not achieved the Leverage Ratio's required for a reduction in the additional rate.
Mandatory prepayments of the term loans are required upon the occurrence of certain events, as defined in the credit facility agreement, in addition to a percentage of the Company's annual excess cash flow, as defined. The percentage is determined based on the Company's leverage ratio as of 10 business days after the end of each fiscal year commencing with fiscal 2011 and ranges from 0% to 50%. As of December 31, 2014, 2013 and 2012, the Company's calculation did not result in a mandatory prepayment.
In the event of a prepayment of principal, the required quarterly principal payments following the voluntary payment are not required to the extent that the voluntary payment affords, and to the extent that the prepayment exceeds the scheduled required principal payments. Principal payments of $1.5 million are due quarterly until the final principal payment of the then outstanding principal which is due in May 2016 and will only be impacted by mandatory prepayments made after the amendment date, if applicable.

The senior second lien notes require semiannual interest payments fixed at 10.625%. The entire principal amount is due at maturity of the loan in May 2017.
In addition, the Company issued an additional $25.0 million of senior secured notes on July 25, 2013, to fund a further portion of the Voxeo acquisition. The additional notes were funded at a 0.75% original issue discount that is being amortized to interest expense using the effective interest method over the life of the note. In connection with the issuance of the additional senior secured notes in July 2013, the Company capitalized debt financing costs of approximately $0.7 million including lender fees of $0.6 million and third party fees of $0.1 million which are being amortized over the term of the loan using the effective interest method.
In accordance with ASC 470-50-40-12, the Company compared the net present value (NPV) cash flow change of the original debt facility and the amended debt facility, utilizing scenarios incorporating both exercising and not exercising the put feature. The results of these assessment for each amendment follows ($ in millions):

Amendment Period	Lender Fees	Third Party Fees	NPV Difference (Not Exercising Put)	NPV Difference (Exercising Put)	Conclusion
November 2014	$2.7	$0.1	1%	2%	Modification
July 2013	5.4	0.5	2%	3%	Modification
November 2012	2.1	0.1	1%	3%	Modification
As of December 31, 2014, the net deferred financing costs total of $11.3 million are included on the accompanying balance sheet as other long-term assets and are being amortized to interest expense over the term of the loans using the effective interest method. See Note 13 for the components of interest expense for the three year period ending December 31, 2014.

In connection with a prior acquisition in 2010, the Company assumed a $6.5 million unsecured note with one of Holdings' minority shareholders. The note did not bear interest, however the Company calculated interest using the effective interest method over the life of the note. During 2010, the minority shareholder forgave $1.5 million of the note provided that the funds be invested in the Company's marketing activities under a pre-existing Collaboration Agreement over a one year period. The Company amortized this deemed cost reimbursement ratably over this period. In April 2011, the Company made a principal payment of $1.5 million. The remaining $3.5 million of principal was repaid in April 2014.
Future minimum contractual principal payment obligations due per the Company's debt obligations are as follows (in thousands):

Years Ended December 31,
2015	$6,100
2016	456,300
2017	320,000
Total	$782,400
The Company's credit facility agreements include customary representations, covenants, and warranties. The financial covenants include minimum interest coverage ratios, leverage ratio maximums, and a maximum capital expenditures test to be reviewed on a quarterly basis. As of December 31, 2014, the Company is in compliance with all financial covenants.
The Company evaluated compliance with its financial covenants for 2015 based on management’s most recent forecast and management believes that the Company will meet each of its financial covenant requirements in 2015.
The revolving credit facility matures on February 7, 2016, the First Lien Credit Facility matures on May 7, 2016, and the Senior Second Lien Notes mature in May 2017. Because the Company lacks the cash flow from operations to fully pay the Credit Facility and Senior Second Lien Notes at maturity, the Company will have to seek a restructuring, amendment or refinancing of its debt, or if necessary, pursue additional debt or equity offerings, in advance of the debt becoming due. The Company’s ability to restructure, amend or refinance its debt, or to issue additional debt or equity, will depend upon, among other things: (1) the condition of the capital markets at the time, which is beyond the Company’s control; (2) the Company’s future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond the Company’s control; and (3) the Company’s continued compliance with the terms and covenants in its Credit Facility and Senior Second Lien Notes that govern its debt.

Additionally, the Company has customary representations, registration and reporting requirements for the senior second lien notes. As part of the registration requirements, in 2011 the Company exchanged the notes for a new issue of debt securities registered under the Securities and Exchange Act.

NOTE 13—INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net consists of the following:

	Years Ended December 31,
(in thousands)	2014	2013	2012
First lien credit facility	$(34,292)	$(32,040)	$(29,872)
Senior second lien notes	(34,000)	(32,495)	(31,344)
Revolving credit line	(808)	(350)	(229)
Impact of interest rate hedging agreements	—	—	(19)
Amortization of deferred financing cost	(6,344)	(6,038)	(4,080)
Other	(635)	(689)	(190)
Total interest expense	(76,079)	(71,612)	(65,734)
Gains (losses) on foreign exchange	931	627	(2,905)
Other income	213	574	944
	$(74,935)	$(70,411)	$(67,695)
NOTE 14—PRODUCT WARRANTIES
The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale, and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims, as well as current information on repair costs. Accrued warranty costs as of December 31, 2014 and December 31, 2013 were not material.
NOTE 15—OTHER COSTS
Shipping and Handling Costs
Costs incurred for shipping and handling are included in cost of revenue at the time related sales are recognized. Amounts billed to customers for shipping and handling fees are reported as revenue.
Reimbursed Out-of-Pocket Expenses
The Company includes reimbursable out-of-pocket expenses in service revenue and cost of service revenue.
Software Development Costs
Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established upon completion of a working model. Any additional costs are capitalized upon the establishment of technological feasibility. As the period between the time the Company establishes the technological feasibility and the first customer shipment is short, no costs related to internally developed software for sale to others have been capitalized to date.
Advertising Expenses
All advertising costs are expensed as incurred. Advertising costs were $1.4 million, $0.9 million, and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 16—FOREIGN CURRENCY TRANSLATIONS AND FOREIGN CURRENCY EXCHANGE TRANSACTIONS
The reporting currency of the Company is the U.S. dollar. All assets and liabilities of the Company's foreign subsidiaries whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of deficit. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature; exchange adjustments related to those transactions are made directly to accumulated other comprehensive loss as a separate component of shareholders' deficit. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies.
NOTE 17—CONCENTRATIONS OF RISKS
Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of money market funds and cash on deposit with banks. The Company sells its products primarily to large organizations in diversified industries worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable. No single customer accounted for 10% or more of accounts receivable at December 31, 2014 and 2013 or net revenues in any of the three years in the period ended December 31, 2014.
The Company has outsourced certain of its manufacturing capabilities to third parties, and relies on those suppliers to order components; build, configure, and test systems and subassemblies; and ship products to meet customers' delivery requirements in a timely manner. Failure to ship product on time or failure to meet the Company's quality standards would result in delays to customers, customer dissatisfaction, or cancellation of customer orders.
NOTE 18—INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.
Under ASC 740, the Company can only recognize a deferred tax asset for the future benefit of its tax loss, tax credit carryforwards and cumulative temporary differences to the extent that it is more likely than not that these assets will be realized.
Income (loss) before income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Domestic	$(36,986)	$(25,317)	$(31,235)
Foreign	24,085	11,760	28,213
Total (loss) income before income taxes	$(12,901)	$(13,557)	$(3,022)
Significant components of the Company's provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Current federal	$16,787	$6,074	$(2,645)
Current state	(2,485)	432	(1,211)
Current foreign	1,878	2,126	2,337
	16,180	8,632	(1,519)
Deferred federal	4,697	(24,769)	1,654
Deferred state	1,733	(2,212)	(613)
Deferred foreign	(53)	(871)	(1,156)
	6,377	(27,852)	(115)
Total provision(benefit)	$22,557	$(19,220)	$(1,634)

 A reconciliation of the Company's provision for (benefit from) income taxes as compared to the provision for (benefit from) income taxes calculated using the federal statutory rate is as follows:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Tax provision at statutory rates	$(4,515)	$(4,795)	$(1,117)
State tax provision (benefit), net of federal benefit	(1,115)	(790)	(25)
Domestic manufacturing deduction	(37)	(655)	(403)
Foreign tax credits	—	(628)	(3,256)
Other permanent differences	124	(4,898)	(566)
Credits	—	(1,042)	—
Foreign tax rate differential	(5,718)	(944)	(9,898)
U.S. tax on foreign operations	7,767	2,825	4,638
Valuation allowance	26,400	(11,791)	9,360
Other foreign differences	180	—	1,524
Option cancellation	152	283	1,406
Other	2,489	1,841	1,098
Change in unrecognized tax benefits	(3,170)	1,374	(4,395)
Tax provision (benefit)	$22,557	$(19,220)	$(1,634)
We have an estimated $29.2 million of undistributed foreign earnings which we intend to permanently invest primarily in the working capital of our foreign operations and for which U.S. income taxes have not been provided at December 31, 2014. Our future free cash flow and future earnings projections indicate that the historical foreign earnings as of December 31, 2014 of $29.2 million will continue to be invested in working capital. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of these foreign earnings.
Net deferred tax assets (liabilities) consisted of the following at December 31, 2014 and 2013:

	As of December 31,
(in thousands)	2014	2013
Deferred tax assets:
Net operating loss carryforwards and credits	$13,294	$9,156
Accrued expenses and reserves	7,846	8,361
Prepayment of buy-in royalty	633	938
Interest	19,320	7,370
Stock-based compensation	821	629
Other deferred tax assets	7,439	7,475
	49,353	33,929
Valuation allowance	(28,671)	(2,271)
Deferred tax assets	20,682	31,658
Deferred tax liabilities:
Acquired intangible assets	(25,317)	(29,241)
Stock option buyouts related to mergers	(11,089)	(11,221)
Transaction costs	(7,518)	(7,608)
Unrealized foreign exchange gains	(4,210)	(4,160)
Other deferred tax liabilities	(1,449)	(2,107)
Deferred tax liabilities	(49,583)	(54,337)
Net deferred tax liabilities	$(28,901)	$(22,679)

In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. The Company evaluates the recoverability of deferred tax assets by weighing all available evidence to arrive at a conclusion as to whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Significant judgment is required to evaluate the weight of the positive and negative evidence. When assessing the recoverability of the deferred tax assets, the Company considers:

•	The nature and frequency of cumulative financial reporting losses in recent years

•	Future reversals of existing taxable temporary differences

•	Future taxable income exclusive of reversing temporary differences

•	Tax planning strategies that the Company would consider implementing, if needed
During this evaluation, the Company concluded that it was more likely than not that some deferred tax assets were not realizable and accordingly, recorded a valuation allowance of $28.7 million against the total deferred tax assets of $49.4 million for the year ended December 31, 2014. The Company believes it is more likely than not that the remaining $20.7 million of deferred tax assets will be realized based on the future reversals of taxable temporary differences. The amount of the deferred tax assets considered realizable, however, could be adjusted if prudent and feasible tax planning strategies are developed or if objective negative evidence in the form of cumulative losses is no longer present.
At December 31, 2014 the Company had available, subject to review and possible adjustment, federal, state and foreign tax effected net operating loss carryforwards of approximately $8.3 million to be used to offset future taxable income. The majority of these net operating loss carryforwards will expire at various dates through 2028. The Company's ability to utilize net operating loss and credit carryforwards may be limited by Internal Revenue Code Section 382.
ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and provides a model for recognizing and measuring, in the financial statements, positions taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
The Company classifies its unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The following table reconciles the change in our gross unrecognized tax benefits for the years ended December 31, 2014 and 2013. The amounts presented do not include interest:

	As of December 31,
(in thousands)	2014	2013
Gross unrecognized tax benefits as of January 1	$19,484	$19,023
Increases related to tax positions from prior fiscal years	7,371	—
Decreases related to tax positions from prior fiscal years	—	(137)
Increases related to tax positions taken during current fiscal year	12,920	1,745
Settlements with tax authorities	(991)	—
Lapse of statutes of limitations	(4,751)	(1,061)
Adjustment to prior year	(24)	(86)
Total gross unrecognized tax benefits	$34,009	$19,484
As of December 31, 2014 and 2013, the Company has accrued reserves for unrecognized tax benefits including interest of $45.2 million and $31.0 million, respectively, all of which would affect the effective tax rate if recognized. Included in the accrued reserves at December 31, 2014 are unrecognized tax benefits of $5.1 million including interest that are not related to income taxes and which are not included in the tabular rollforward above. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company had accrued approximately $8.7 million and $8.8 million, respectively, for potential interest and penalties related to uncertain tax positions. The Company does not believe that it is reasonably possible that the gross unrecognized tax benefit balance would materially change within twelve months of the reporting date.

The tax years 2010 and forward remain open to federal examination. Tax years 2008 and forward remain open to state and international examination in most jurisdictions.

NOTE 19—COMMITMENTS
Operating Leases
The Company leases certain of its facilities and certain equipment under non-cancelable operating leases. Future minimum lease payments under such operating leases, which include rent payments on the unoccupied facilities and are included as a component of the restructuring accrual as of December 31, 2014, are as follows (in thousands):

Years ended December 31,	Operating
2015	$8,786
2016	7,111
2017	5,394
2018	2,499
2019 and thereafter	5,062
Total future minimum lease payments	$28,852
Rent expense incurred under the operating leases was approximately $8.5 million, $7.1 million and $7.3 million in 2014, 2013 and 2012, respectively.
NOTE 20—RESTRUCTURING
During 2014, the Company recorded restructuring provisions related to the consolidation of certain facility leases. During 2012, the Company realigned certain functions to better accommodate the needs of its customers and also implemented cost reduction initiatives as a result of lower revenue volume. In addition, the Company reduced its office space in the U.K. during 2012. These initiatives impacted headcount by 88 employees. Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance as of December 31, 2012	$58	$59	$117
Releases	(46)	—	(46)
Interest accretion	—	—	—
Payments and adjustments	(12)	(59)	(71)
Balance as of December 31, 2013	—	—	—
Provisions	—	3,255	3,255
Interest accretion	—	28	28
Payments and adjustments	—	(237)	(237)
Balance as of December 31, 2014	$—	$3,046	$3,046
The Company utilizes observable inputs, including but not limited to, sublease information, interest rates and exit costs to determine the fair value of its provisions related to the consolidation of facilities cost.
NOTE 21—EMPLOYEE BENEFIT PLAN
The Company has a qualified contributory retirement plan (the “Aspect Software, Inc. 401(k) Retirement Plan” or the “Plan”) established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the Code). The Plan covers all Company employees who are at least 21 years of age and located within the United States. Employees may elect to contribute a portion of their total eligible compensation, subject to the Code's limitations.
The Company provides for matching contributions subject to the discretion and approval of the Board of Directors. The Company made matching contributions of $0.9 million and $0.7 million during 2014 and 2012, respectively. The Company did not make matching contributions during 2013.
NOTE 22—CONTINGENCIES
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
NOTE 23—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from Aspect Software Group Holdings Ltd.'s majority shareholder totaling $2.0 million for the each of the three years in the period ended December 31, 2014. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying consolidated statements of operations, with a related accrued expense amount of $3.0 million and $1.0 million as of December 31, 2014 and December 31, 2013, respectively. During the year ended December 31, 2014, Aspect Software Group Holdings’ majority shareholder invested $27.0 million of cash into the Company through the purchase of additional shares of Aspect Software Group Holdings Ltd., the proceeds of which were immediately contributed to Aspect Software Parent.
As of December 31, 2014 and December 31, 2013, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain of Aspect Software Group Holdings Ltd.'s shareholders to which the Company paid semi-annual interest of $5.3 million during the years ended December 31, 2014 and 2013. The Company had accrued interest expense of approximately $0.7 million related to certain of Holdings' shareholders' second lien credit facility holdings as of December 31, 2014 and 2013.

In March 2014, the majority shareholder of Aspect Software Group Holdings Ltd. acquired LiveVox, Inc. (“LiveVox”) a leading provider of cloud contact center solutions. The Company concurrently entered into a strategic partnership with LiveVox which initially focuses on a joint go to market between the companies. Aspect and LiveVox will cross-license and cross-sell each other’s products to better serve current and new customers. The companies will leverage the scale of both organizations to optimize efficiencies in network and telecommunications infrastructure. The Company’s Chief Executive Officer, Stewart Bloom, was appointed to the board of directors of LiveVox.

There were no amounts recorded in the accompanying condensed consolidated statements of operations or condensed consolidated balance sheet during the year ended December 31, 2014 as a result of this partnership.
NOTE 24—SEGMENT REPORTING
The method for determining what information to report is based on management's organization of segments within the Company for making operating decisions and assessing financial performance. Segment reporting requires disclosures of certain information regarding reportable segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach”: how management organizes the company's reportable segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer, or CEO. The Company's CEO reviews the Company's consolidated results as one reportable segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

Outside the United States, the Company markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located. The following tables present a summary of net revenues by geography (in thousands):

	Years Ended December 31
	2014	2013	2012
Americas:
United States	$287,555	$283,407	$281,947
Other Americas	33,527	32,668	32,394
Total Americas	321,082	316,075	314,341
Europe and Africa:
United Kingdom	60,703	53,552	59,623
Rest of Europe and Africa	27,531	29,498	30,921
Total Europe and Africa	88,234	83,050	90,544
Asia Pacific (including Middle East)	35,581	37,653	37,826
Total net revenues	$444,897	$436,778	$442,711
The following tables present a summary of property, plant and equipment, net by geography (in thousands):

	Years Ended December 31
	2014	2013
Americas:
United States	$18,147	$16,396
Other Americas	116	241
Total Americas	18,263	16,637
Europe and Africa	1,544	812
Asia Pacific (including Middle East)	1,766	1,018
Total long-lived assets, net	$21,573	$18,467
NOTE 25—SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Revenue	$107,686	$107,586	$113,450	$116,175
Gross profit	60,481	60,688	64,753	67,564
Income from operations	13,083	12,665	20,657	15,629
Net (loss) income attributable to Aspect Software Parent, Inc.	(7,104)	(3,898)	2,804	(25,622)
2013:
Revenue	$104,621	$100,350	$108,512	$123,295
Gross profit	63,406	60,349	63,888	74,463
Income from operations	14,583	10,170	9,474	22,627
Net (loss) income attributable to Aspect Software Parent, Inc.	(919)	(5,357)	7,919	4,415
NOTE 26—SUBSEQUENT EVENT
The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

NOTE 27—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software
Parent, Inc. and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. Each of the guarantor subsidiaries is 100% owned, directly or indirectly by Aspect Software Parent, Inc. The following represents the supplemental condensed financial information of Aspect Software Parent, Inc. and its guarantor and non-guarantor subsidiaries, as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013 and 2012.
Supplemental Condensed Consolidating Balance Sheet
December 31, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,124	$14,906	$—	$17,030
Accounts receivable, net	71,021	65,701	(76,799)	59,923
Receivable due from Aspect Software Group Holdings Ltd.	415	—	—	415
Deferred tax assets	1,808	1,908	—	3,716
Other current assets	16,496	5,009	—	21,505
Total current assets	91,864	87,524	(76,799)	102,589
Property, plant, and equipment, net	18,146	3,427	—	21,573
Intangible assets, net	50,855	8,625	—	59,480
Goodwill	714,795	36,268	—	751,063
Investment in subsidiaries	67,041	—	(67,041)	—
Other assets	8,166	8,990	—	17,156
Total assets	$950,867	$144,834	$(143,840)	$951,861
Liabilities and deficit
Current liabilities:
Accounts payable	$59,718	$32,168	$(76,799)	$15,087
Current portion of long-term debt	17,094	—	—	17,094
Accrued liabilities	39,423	14,268	—	53,691
Deferred revenues	52,045	17,867	—	69,912
Total current liabilities	168,280	64,303	(76,799)	155,784
Deferred tax liabilities	28,988	3,631	—	32,619
Long-term deferred revenue	1,571	897	—	2,468
Long-term debt	764,411	—	—	764,411
Other long-term liabilities	42,311	8,962	—	51,273
Total liabilities	1,005,561	77,793	(76,799)	1,006,555
Total Aspect Software Parent, Inc. deficit	(54,694)	63,409	(67,041)	(58,326)
Noncontrolling interest	—	3,632	—	3,632
Total deficit	(54,694)	67,041	(67,041)	(54,694)
Total liabilities and deficit	$950,867	$144,834	$(143,840)	$951,861

Supplemental Condensed Consolidating Balance Sheet
December 31, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,764	$22,930	$—	$26,694
Accounts receivable, net	76,387	50,657	(68,042)	59,002
Receivable from Aspect Software Group Holdings Ltd.	1,808	—	—	1,808
Deferred tax assets	7,934	1,263	—	9,197
Other current assets	14,958	6,062	—	21,020
Total current assets	104,851	80,912	(68,042)	117,721
Property, plant, and equipment, net	16,396	2,071	—	18,467
Intangible assets, net	61,922	10,910	—	72,832
Goodwill	717,334	33,451	—	750,785
Investment in subsidiaries	45,047	—	(45,047)	—
Other assets	13,094	8,987	—	22,081
Total assets	$958,644	$136,331	$(113,089)	$981,886
Liabilities and deficit
Current liabilities:
Accounts payable	$35,963	$39,937	$(68,042)	$7,858
Current portion of long-term debt	37,851	—	—	37,851
Accrued liabilities	49,354	12,613	—	61,967
Deferred revenues	52,330	24,340	—	76,670
Total current liabilities	175,498	76,890	(68,042)	184,346
Deferred tax liabilities	31,425	451	—	31,876
Long-term deferred revenue	3,047	1,408	—	4,455
Long-term debt	770,079	—	—	770,079
Other long-term liabilities	24,068	12,535	—	36,603
Total liabilities	1,004,117	91,284	(68,042)	1,027,359
Total Aspect Software Parent, Inc. deficit	(45,473)	39,777	(45,047)	(50,743)
Noncontrolling interest	—	5,270	—	5,270
Total deficit	(45,473)	45,047	(45,047)	(45,473)
Total liabilities and deficit	$958,644	$136,331	$(113,089)	$981,886

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$303,284	$165,385	$(23,772)	$444,897
Cost of revenues	139,308	75,875	(23,772)	191,411
Gross profit	163,976	89,510	—	253,486
Operating expenses:
Research and development	39,118	11,950	—	51,068
Selling, general and administrative	83,190	45,816	—	129,006
Amortization expense for acquired intangible assets	6,962	1,161	—	8,123
Restructuring charges	3,255	—	—	3,255
Total operating expenses	132,525	58,927	—	191,452
Income from operations	31,451	30,583	—	62,034
Interest and other income (expense), net	(66,954)	(7,981)	—	(74,935)
(Loss) income before income taxes	(35,503)	22,602	—	(12,901)
Provision for income taxes	20,732	1,825	—	22,557
Equity in earnings of subsidiaries	22,415	—	(22,415)	—
Net (loss) income	(33,820)	20,777	(22,415)	(35,458)
Less: Net loss attributable to noncontrolling interest	—	(1,638)	—	(1,638)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(33,820)	$22,415	$(22,415)	$(33,820)
For the Year Ended December 31, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$300,246	$160,487	$(23,955)	$436,778
Cost of revenues	127,963	70,664	(23,955)	174,672
Gross profit	172,283	89,823	—	262,106
Operating expenses:
Research and development	41,745	8,472	—	50,217
Selling, general and administrative	87,575	44,149	—	131,724
Amortization expense for acquired intangible assets	22,259	1,098	—	23,357
Restructuring credits	(44)	(2)	—	(46)
Total operating expenses	151,535	53,717	—	205,252
Income from operations	20,748	36,106	—	56,854
Interest and other income (expense), net	(33,018)	(37,393)	—	(70,411)
Loss before income taxes	(12,270)	(1,287)	—	(13,557)
(Benefit from) provision for income taxes	(20,475)	1,255	—	(19,220)
Equity in losses of subsidiaries	(2,147)	—	2,147	—
Net income (loss)	6,058	(2,542)	2,147	5,663
Less: Net loss attributable to noncontrolling interest	—	(395)	—	(395)
Net income (loss) attributable to Aspect Software Parent, Inc.	$6,058	$(2,147)	$2,147	$6,058

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$309,157	$159,592	$(26,038)	$442,711
Cost of revenues	134,370	67,351	(26,038)	175,683
Gross profit	174,787	92,241	—	267,028
Operating expenses:
Research and development	34,838	5,810	—	40,648
Selling, general and administrative	81,351	47,340	—	128,691
Amortization expense for acquired intangible assets	29,674	1,060	—	30,734
Restructuring charges	1,478	804	—	2,282
Total operating expenses	147,341	55,014	—	202,355
Income from operations	27,446	37,227	—	64,673
Interest and other income (expense), net	803	(68,498)	—	(67,695)
Income (loss) before income taxes	28,249	(31,271)	—	(3,022)
(Benefit from) provision for income taxes	(2,815)	1,181	—	(1,634)
Equity in earnings of subsidiaries	(32,452)	—	32,452	—
Net income (loss)	$(1,388)	$(32,452)	$32,452	$(1,388)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(33,820)	$20,777	$(22,415)	$(35,458)
Change in cumulative translation adjustment	(310)	(864)	(23)	(1,197)
Comprehensive (loss) income	(34,130)	19,913	(22,438)	(36,655)
Comprehensive loss attributable to noncontrolling interest	—	(1,638)	—	(1,638)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(34,130)	$21,551	$(22,438)	$(35,017)
For the Year Ended December 31, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$6,058	$(2,542)	$2,147	$5,663
Change in cumulative translation adjustment	1,296	(1,527)	(75)	(306)
Comprehensive income (loss)	7,354	(4,069)	2,072	5,357
Comprehensive loss attributable to noncontrolling interest	—	(395)	—	(395)
Comprehensive income (loss) attributable to Aspect Software Parent, Inc.	$7,354	$(3,674)	$2,072	$5,752
For the Year Ended December 31, 2012

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,388)	$(32,452)	$32,452	$(1,388)
Change in cumulative translation adjustment	1,071	513	38	1,622
Comprehensive income (loss)	$(317)	$(31,939)	$32,490	$234

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$11,212	$(5,054)	$—	$6,158
Investing activities:
Purchases of property and equipment	(10,195)	(3,020)	—	(13,215)
Net cash used in investing activities	(10,195)	(3,020)	—	(13,215)
Financing activities:
Repayment of borrowings	(52,900)	—	—	(52,900)
Borrowings under debt facilities	26,000	—	—	26,000
Debt issuance costs in connection with borrowings	(2,762)	—	—	(2,762)
Proceeds received from capital contribution	27,005	—	—	27,005
Net cash used in financing activities	(2,657)	—	—	(2,657)
Effect of exchange rate changes on cash	—	50	—	50
Net change in cash and cash equivalents	(1,640)	(8,024)	—	(9,664)
Cash and cash equivalents:
Beginning of period	3,764	22,930	—	26,694
End of period	$2,124	$14,906	$—	$17,030

For the Year Ended December 31, 2013

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$48,588	$(36,186)	$—	$12,402
Investing activities:
Cash paid for acquisitions, net of cash acquired	(138,272)	(6,901)	—	(145,173)
Purchases of property and equipment	(9,907)	(1,225)	—	(11,132)
Purchase of investment	—	(1,873)	—	(1,873)
Net cash used in investing activities	(148,179)	(9,999)	—	(158,178)
Financing activities:
Repayment of borrowings	(32,200)	—	—	(32,200)
Borrowings under debt facilities	130,000	—	—	130,000
Debt issuance costs in connection with borrowings	(5,538)	—	—	(5,538)
Net cash provided by financing activities	92,262	—	—	92,262
Effect of exchange rate changes on cash	—	(630)	—	(630)
Net change in cash and cash equivalents	(7,329)	(46,815)	—	(54,144)
Cash and cash equivalents:
Beginning of period	11,093	69,745	—	80,838
End of period	$3,764	$22,930	$—	$26,694

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(23,639)	$48,350	$—	$24,711
Investing activities:
Purchases of property and equipment	(3,968)	(1,092)	—	(5,060)
Net cash used in investing activities	(3,968)	(1,092)	—	(5,060)
Financing activities:
Repayment of borrowings	(78,250)	—	—	(78,250)
Debt issuance costs in connection with borrowings	(2,152)	—	—	(2,152)
Sales of subsidiaries	1,344	(1,344)	—	—
Dividends received (paid)	60,000	(60,000)	—	—
Net cash used in financing activities	(19,058)	(61,344)	—	(80,402)
Effect of exchange rate changes on cash	—	1,776	—	1,776
Net change in cash and cash equivalents	(46,665)	(12,310)	—	(58,975)
Cash and cash equivalents:
Beginning of period	57,758	82,055	—	139,813
End of period	$11,093	$69,745	$—	$80,838

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act” )) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting: The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992 Framework).
Based on their assessment, management concluded that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
MANAGEMENT
Below is a list of the names and ages of our current executive officers and directors and a brief account of their business experience.

Name	Age	Position
Stewart Bloom	57	Chairman, Chief Executive Officer and Director
Stephen Beaver	43	Senior Vice President and General Counsel
Mike Bourke	38	Senior Vice President and General Manager of Workforce Optimization
Gwen Braygreen	47	Senior Vice President, Aspect Customer Care
Guido De Koning	43	Senior Vice President, Human Capital
Kenneth Ewell	49	Senior Vice President, Worldwide Professional Services
James Freeze	54	Senior Vice President and Chief Marketing Officer
Joseph Gagnon	53	Senior Vice President and General Manager of Cloud Solutions
Jim Haskin	53	Senior Vice President and Chief Information Officer
David Herzog	51	Senior Vice President and General Manager of Cloud Operations
Christopher Koziol	54	President and General Manager of Interaction Management
Robert Krakauer	49	Executive Vice President, Chief Financial Officer
Spencer Mallder	52	Senior Vice President, Chief Technology Officer
Michael Regan	52	Senior Vice President, Research and Development
Rajeev Amara	38	Director
Prescott Ashe	47	Director
David Dominik	58	Director
Fredric Harman	54	Director
Louis Hernandez, Jr	48	Director

Stewart Bloom has served as our Chairman, Chief Executive Officer (“CEO”) and a member of our board of directors since August 2012. From 2006 to 2011, Mr. Bloom served as CEO of Escalate Retail prior to its acquisition by RedPrairie Corp. Previous to Escalate, Mr. Bloom held positions including CEO for GERS Retail Systems, Vice President, Americas Technology Services for Capgemini, a global technology systems integrator, Senior Vice President for strategy consultancy Mainspring, prior to its IPO and subsequent acquisition by IBM, and a Partner with Ernst & Young Management Consulting LLP. Mr. Bloom serves on the board of directors for Infor and LiveVox. Mr. Bloom is also a member of the Business Advisory Council for the College of Business Administration at Loyola Marymount University in Los Angeles where he co-chairs the Career Development committee. Mr. Bloom brings nearly three decades of experience in enterprise software and professional services to Aspect.

Stephen Beaver has served as our General Counsel and Senior Vice President since April 2013. He served as General Counsel at TPI Composites, Inc. from September 2008 until April 2013. Prior to joining TPI Composites, Inc., Mr. Beaver served as Vice President and General Counsel at Swift Transportation where he was employed from July 2004 until September 2008. Earlier in his career, Mr. Beaver practiced in the areas of labor and employment law and commercial litigation at Bryan Cave LLP, an international law firm. Mr. Beaver holds a Juris Doctorate from Marquette University Law School and Bachelor of Arts in Communications from the University of Arizona.

Mike Bourke has served as our Senior Vice President and General Manager of Workforce Optimization since October 2014. From June 2007 to October 2014, Mr. Bourke held executive positions at Verint; most recently serving as Director, Global Contact Center WFO Practice, and was responsible for vision, business strategy, go-to-market execution, and both organic and M&A growth. Prior to Verint, Mr. Bourke was the Director of Product Management at Witness Systems where he played a key role evaluating potential acquisition targets and made simultaneous acquisitions of the two market leaders in retail banking and back office workforce management spaces. Leading up to its acquisition by Witness, Mr. Bourke held leadership positions at Blue Pumpkin Software and Onward, Inc. Mr. Bourke holds a graduate degree in Civil and Environmental Engineering from Massachusetts Institute of Technology and a Bachelor of Science in Civil Engineering and Environmental Science from Loyola Marymount University.

Gwen Braygreen has served as our Senior Vice President of Customer Care since June 2010. She served as Vice President of Customer Experience from August 2009 to June 2010, as Vice President of Sales Operations from October 2007 to July 2009 and as Vice President of Aspect Education Services from May 2003 to September 2007. Prior to that, Ms. Braygreen was a Director with Aspect Telecommunications from 2000 to 2003 and held various positions with the company between 1997 and 2000. Ms. Braygreen has also held management and technical training positions at a number of companies, including the American Broadcasting Company. Ms. Braygreen holds a bachelor's degree in history from the University of California at Berkeley and a master's degree in interactive telecommunications from New York University.

Guido De Koning has served as our Senior Vice President, Human Capital since May 2013. He served as Vice President Human Resources at Vanguard Health Systems from June 2009 to May 2012 and as Vice President and Chief Learning Officer at Vanguard Health Systems from May 2008 to June 2009. Mr. Koning was at University Hospitals from October 2005 to May 2008. He also worked around the globe at The Gallup Organization as a Principal Consultant with companies such as Citibank, Baxter Healthcare, Wells Fargo, Fidelity, Standard Register, Owens Corning, Cinergy, and ADP. Mr. Koning holds a Master's degree in General Management from Nyenrode University, and a Bachelor's degree in International Business from the Haarlem Business School in the Netherlands. In addition, he holds a post-graduate degree of the Japan Interuniversity Program in Japanese management, language, and culture, from the University of Leiden in the Netherlands.

Kenneth Ewell has served as Senior Vice President, Worldwide Professional Services since September 2013. Mr. Ewell served as a Partner at Waterstone from June to September 2013. Prior to joining Waterstone, Mr. Ewell was an executive in IBM Global Services, where he served most recently as the Global Relationship Partner for the new AT&T. He joined IBM through the acquisition of Mainspring Corporation. At Mainspring, a high-growth consulting firm focused on business and technology strategy, he founded and led the telecommunications practice in addition to serving clients in the media and financial services industries. Earlier in his career Ken was a member of the Deloitte Consulting strategy practice and spent five years working in marketing, sales and customer service operations at Bell Atlantic, a predecessor to Verizon Communications. Mr. Ewell holds a Bachelor’s of Science from Hampton University in Virginia and an MBA in Management and Strategy, and Finance, from the Kellogg School of Management at Northwestern University.

James Freeze has served as our Senior Vice President and Chief Marketing Officer (“CMO”) since September 2012. From December 2007 to September 2012, Mr. Freeze served as CMO and Vice President of Corporate Development of Crossbeam Systems, where he expanded market share with successful go-to-market planning and selling strategies, revitalized demand generation processes and improved media awareness for the company. Before Crossbeam, Mr. Freeze was the Senior Vice President of marketing and alliances at BelAir Networks after serving as CMO at 3Com and Centra Software. Earlier in his career Mr. Freeze held senior-level marketing and sales positions at other leading technology companies, worked as senior telecom analyst at Forrester Research and was a practicing attorney. Mr. Freeze completed both undergraduate and graduate studies at The Ohio State University and earned his juris doctor degree, magna cum laude, from Capital University Law School.

Joseph Gagnon has served as our Senior Vice President and General Manager of Cloud Solutions since April 2014. From November 2011 to April 2014, Mr. Gagnon served as President and Chief Operating Officer of Penn Foster, one of the largest online schools in the United States. Prior to joining Penn Foster, Mr. Gagnon was President of e-Dialog, a global integrated digital marketing solutions company, now a subsidiary of eBay. From April 2006 to January 2011, Mr. Gagnon served as Chief Executive Officer of cloud contact center service provider, Exit41. Mr. Gagnon holds a Bachelor’s of Administration, Economics from Fordham University. Mr Gagnon serves on the board of directors of LiveVox.

Jim Haskin has served as our Senior Vice President and Chief Information Officer since March 2014. Prior to joining Aspect, Mr. Haskin served as Executive Vice President Enterprise CRM Practice at Levementum where he was responsible for building and leading a startup Salesforce.com consulting practice. From November 2011 to November 2012, he served as Senior Vice President of Services at CloudTrigger and prior to that he worked as a CXO Advisor for Salesforce.com. He was previously Senior Vice President and Chief Information Officer at Websense and also held senior leadership positions at Acxiom (ACXM), Siebel Systems, and Gateway Computer. Mr. Haskin began his IT career at Accenture. Mr. Haskin holds an MBA from University of California, Irvine and a Bachelor of Science in Information Systems from the University of Maryland.

David Herzog has served as our Senior Vice President and General Manager of Cloud Operations since September 2013. He served as Senior Vice President, Aspect Professional Services from January 2013 to September 2013 and as Vice President of Customer Experience from June 2010 to January 2013. He served as a regional vice president of sales from November 2004 to

June 2010. He also held a similar position at Concerto Software prior to its merger with Aspect Communications. Before joining Concerto Software, Mr. Herzog held sales positions of increasing responsibility at Rockwell FirstPoint Contact, which he joined in 1995 as a Senior Account Executive. He has also held sales positions with AT&T Wireless and Xerox Corporation. Mr. Herzog has a MBA from the University of Phoenix and a bachelor's degree in business from San Diego State University.

Christopher Koziol has served as our President and General Manager, Interaction Management since September 2012.  Mr. Koziol possesses more than thirty years of leadership in technology industry organizations.  Mr. Koziol served as Managing Director of Mission Advisors, LLC, a privately-held firm that provides early stage turnaround consulting, strategy, business development and operations management advisory services to small and medium-sized enterprises, from 2009 to 2012.  From 2005 to 2009 Mr. Koziol served as Chief Operating Officer of JDA Software Group, Inc. a leading publicly-held provider of global enterprise supply chain management software and services.  Earlier in his career, Mr. Koziol held a variety of executive positions, including President and Chief Operating Officer, with MicroAge, Inc., a publicly-held distributor and integrator of information technology products and services and a Fortune 500 company. Mr. Koziol received a Bachelor of Science degree in Business Administration, Marketing from the University of Arizona and is a graduate of the Harvard Business School Program for Management Development.

Robert Krakauer has served as our Executive Vice President and Chief Financial Officer (“CFO”) since July 2012. From December 2011 to June 2012, Mr. Krakauer served as Interim CFO of Genesys Telecommunications Laboratories, a customer experience management and contact center software provider. From 2010 to 2011, Mr. Krakauer served as CFO of Global Foundries a leader in the wafer foundry industry and from 2009 to 2010 he served as the CFO of Lifelock, an industry leader in identify theft protection. From 2004 to 2009, Mr. Krakauer served as president and CFO of MagnaChip Semiconductor in Korea. He was previously Executive VP of Corporate Operations and CFO for ChipPAC, where he was part of the management team that successfully took the company public on NASDAQ. Mr. Krakauer also held an executive leadership position in finance and business development for AlliedSignal (now Honeywell), and earlier in his career, he dedicated more than 10 years to various leadership roles at several prominent companies in California. Mr. Krakauer has more than twenty years of technology industry experience. Mr. Krakauer serves on the board of directors for Bright Pattern Inc. and the Arizonal Technology Council.

Spencer Mallder has served as our Senior Vice President and Chief Technology Officer (“CTO”) since September 2012. Prior to joining Aspect, Mr. Mallder served as CTO of Ziftit an innovative Internet startup in social commerce and online gifting. From 2006 to 2011, Mr. Mallder served as SVP of Product Development for Escalate Retail (acquired by RedPrairie), where he was responsible for Product Management, Product Engineering, Quality Assurance, and Engineering Services for a portfolio of 20 applications across three business units, and was instrumental in driving increased profitability through improving efficiency, quality, and predictability of the company's products. Prior to Escalate, Mr. Mallder was a Partner in IBM's Consulting Services Group where he served Fortune 100 clients with complex business and technology strategy and implementation projects. Mr. Mallder holds a Master of Science degree in Applied Physics from George Mason University and a Bachelor of Science degree in Physics from Illinois State University.

Michael Regan has served as our Senior Vice President, Research and Development since May 2011 and joined the company through a 2008 acquisition.  He has more than 25 years of experience delivering communications products for large enterprises and public service providers.  Mr. Regan was a founding member of Castle Networks and BlueNote Networks and has held senior management positions at BlueNote Networks, Ciena, Wavesmith Networks, Octave Communications, Unisphere Networks and Castle Networks.  Mr. Regan holds a B.S.E.E. from Northeastern University.

Rajeev Amara has served as a member of our board of directors since January 1, 2011. Mr. Amara is a Managing Director of Golden Gate Capital, which he joined in 2000. At Golden Gate Capital, Mr. Amara focuses on the industrials sector. Prior to joining Golden Gate Capital, Mr. Amara worked as an investment banker with the Los Angeles office of Donaldson, Lufkin & Jenrette (“DLJ”). At DLJ, Mr. Amara completed a large number of transactions including high yield financings, public and private equity offerings, leveraged buyouts and mergers and acquisitions. He graduated magna cum laude with a B.S. in economics from The Wharton School of the University of Pennsylvania. As a result of these and other professional experiences, Mr. Amara possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.

Prescott Ashe has served as a member of the board of directors of our company or Melita International, our predecessor, since May 2003. Mr. Ashe has been a Managing Director of Golden Gate Capital since 2000. Mr. Ashe has fifteen years of private equity investing experience and has participated in both growth-equity and management buyout transactions with more than $10.0 billion in value. Mr. Ashe focuses on (i) technology-related industries (specifically software, IT services, electronic hardware and manufacturing services), (ii) the consumer products and retail sectors and (iii) business services. Prior to joining

Golden Gate Capital, Mr. Ashe was a Principal at Bain Capital, which he initially joined in 1991, and a strategy consultant at Bain & Company. Mr. Ashe holds a J.D. from Stanford Law School and a B.S. in Business Administration from the University of California at Berkeley (where he graduated first in his class). As a result of these and other professional experiences, Mr. Ashe possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
David Dominik has served as a member of the board of directors of our company or Melita International, our predecessor, since May 2003. Mr. Dominik has been a Managing Director of Golden Gate Capital since 2000, when he co-founded the firm. Mr. Dominik previously spent ten years as a Managing Director at Bain Capital. Mr. Dominik managed Information Partners, a specialized fund within Bain Capital, that focused on opportunities in the information services and software markets and also served on the investment committee of Brookside, Bain Capital's public equity hedge fund. Mr. Dominik has a J.D. from Harvard Law School and an A.B. from Harvard College. Mr. Dominik is also a member of the board of directors of Infor Global Solutions, Express, LLC, Lantiq, Escalate Retail and Orchard Brands. As a result of these and other professional experiences, Mr. Dominik possesses particular knowledge and experience in accounting, finance, and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.

Fredric Harman has served as a member of the board of directors of our company or Melita International, our predecessor since February 2005. Mr. Harman has been a Managing Partner of Oak Investment Partners since 1994. From 1991 to 1994, Mr. Harman served as a General Partner of Morgan Stanley Venture Capital. Mr. Harman currently serves as a director of Limelight Networks, an online content delivery network provider, U.S. Auto Parts, an online provider of after-market auto parts, and several privately held companies. Mr. Harman received a B.S. and an M.S. in electrical engineering from Stanford University, where he was a Hughes Fellow, and an M.B.A. from the Harvard Graduate School of Business. As a result of these and other professional experiences, Mr. Harman possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.

Louis Hernandez, Jr. has served as a member of our board of directors since April 2013. Mr. Hernandez serves as the the President and Chief Executive Officer of Avid Technology (“Avid”), a global provider of audio and video technology for creative and media professionals since February 2013. Prior to Avid, Mr. Hernandez was Chairman and Chief Executive Officer for Open Solutions from November 1999 to February 2013, a global provider of state-of-the-art enterprise technologies for financial institutions. Mr. Hernandez also serves as an active Board member for HSBC North America Holdings Inc. and previously provided board service to Unica Corporation and Mobius Management Systems.
Board Meetings and Composition
Our Board holds regularly scheduled quarterly meetings. Our board of directors currently consists of six members, five of whom were elected as directors under the board composition provisions of a shareholders agreement entered into by and among Holdings, Golden Gate Capital and certain other shareholders of Holdings. The shareholders agreement provides that Holdings' board of directors shall have no more than seven members. Of these seven, Golden Gate Capital is entitled to designate five directors and Oak Investment Partners is entitled to designate one. There are currently six directors on our board and on the board of Holdings: Mr. Bloom, Mr. Ashe, Mr. Dominick, and Mr. Amara, who were appointed by Golden Gate Capital, Mr. Harman, who was appointed by Oak Investment Partners and Mr. Hernandez who was appointed by the board of directors and is considered to be an independent director. Mr. Hernandez has no material direct or indirect relationship with us that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director on our board.
Our articles of association provide that, subject to the terms of the shareholders agreement, the number of directors on our board may be increased or decreased by a resolution passed by a simple majority of the members of Holdings. They further provide that, subject to the shareholders agreement, a director may be appointed or removed from our board by an Ordinary Resolution.
Director Compensation Arrangements
Mr. Hernandez receives $100,000 annually for his service as a director. Additionally, Mr. Hernandez is eligible for our value creation incentive plan (“VCIP”). Under the VCIP, upon a liquidity event, as defined, Mr. Hernandez will receive a predetermined bonus based on our equity value once it exceeds a certain threshold. Effective April 2013, Mr. Bloom receives $100,000 annually for his service as a director and this amount is included in the Executive Compensation table in Item 11. The remaining four directors do not receive fees for services as directors. We reimburse all directors for reasonable out-of-pocket expenses they incur in connection with their service as directors, including those incurred in connection with attending all board and other committee meetings.
Committees of the Board of Directors
The Board of Directors has a standing Audit Committee and Compensation Committee.
Audit Committee
We have established an audit committee comprised of the following individuals: Messrs. Amara and Ashe.

The primary responsibility of the Audit Committee is the oversight of the quality and integrity of the Company's financial statements, the Company's internal financial and accounting processes, and the independent audit process.

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, Ernst & Young LLP. The policy requires that all services provided by Ernst & Young LLP, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP for 2013 and 2014. The Audit Committee met four times during both 2014 and 2013.
In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our board of directors has not designated any director as an “audit committee financial expert.”
Compensation Committee
We have established a Compensation Committee comprised of the following individuals: Messrs. Amara, Harman and Ashe. The Compensation Committee met once during both 2014 and 2013. The functions of the Compensation Committee include establishing the appropriate level of compensation, including short and long-term incentive compensation, of the Chief Executive Officer, all other executive officers and any other officers or employees who report directly to the Chief Executive Officer. The Compensation Committee also administers Aspect's equity-based compensation plans.
Risk Oversight
Our board of directors is responsible for overseeing our risk management process. The board focuses on our general risk management strategy, the most significant risks facing our company and ensures that appropriate risk mitigation strategies are implemented by management. The board is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.
Our management is responsible for day-to-day risk management. Our Chief Financial Officer and General Counsel serve as the primary monitoring function for company-wide policies and procedures and manage the day-to-day oversight of the risk management strategy for the ongoing business of the company. This oversight includes identifying, evaluating and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.
Code of Business Conduct
We have adopted a Code of Business Conduct that applies to all our employees, including our Chief Executive Officer, Chief Financial Officer and other senior officers. These standards are designed to deter wrongdoing and promote the legal and ethical conduct of all employees.
Family Relationships
There are no family relationships between any of our executive officers or directors.
Item 11. Executive Compensation
Executive Summary
This Compensation Discussion and Analysis describes the compensation arrangements we have with our named executive officers (“NEOs”) as required under the rules of the SEC. The SEC rules require disclosure for the principal executive officer (our CEO) and principal financial officer (our CFO), regardless of compensation level, any persons who served in such capacities during the last fiscal year regardless of whether they have left our company and the three most highly compensated executive officers serving at the end of our last completed fiscal year, other than the CEO and CFO. All of these executive officers are referred to in this Compensation Discussion and Analysis as our NEOs.

During 2014, we returned to revenue growth on both an overall basis and within our recurring revenue, increased our cloud unbilled backlog by more than 20%, expanded our global cloud infrastructure capabilities, and added key leadership members to further accelerate our Convert, Retain and Grow strategy.
The following is a summary of our financial results:

	Years Ended December 31,
($s in thousands)	2014	2013
Product revenue	$74,232	$74,745
Recurring revenue	291,576	282,592
Services revenue	79,089	79,441
Total net revenues	444,897	436,778
Income from operations	62,034	56,854
Operating margin	14%	13%

Executive Compensation Objectives and Philosophy
The key objectives of our executive compensation programs are (1) to attract, motivate, reward and retain superior executive officers with the skills necessary to successfully lead and manage our business; (2) to achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and (3) to align the interests of our executive officers and our equity holders through short- and long-term incentive compensation programs. For our NEOs, these short- and long-term incentives are designed to accomplish these objectives by providing a significant financial correlation between our financial results and their total compensation.
A significant portion of the compensation of the NEOs has historically consisted of equity compensation and cash incentive compensation contingent upon the achievement of financial and operational performance metrics. We expect to continue to provide our NEOs with a significant portion of their compensation in this manner. These two elements of executive compensation are aligned with the interests of our shareholders because the amount of compensation ultimately received will vary with our company's financial performance. Equity compensation derives its value from our equity value, which is likely to fluctuate based on our financial performance. Payment of cash incentives is dependent on our achievement of pre-determined financial objectives.
We seek to apply a consistent philosophy to compensation for all executive officers. Our compensation philosophy is based on the following core principles:
To pay for performance
Individuals in leadership roles are compensated based on a combination of total company and individual performance factors. Total company performance is evaluated primarily on the degree to which pre-established financial objectives are met. Individual performance is evaluated based upon several individualized leadership factors, including:

•	individual contribution to attaining specific financial objectives;

•	building and developing individual skills and a strong leadership team; and

•	developing an effective infrastructure to support business growth and profitability.

•
A significant portion of total compensation is delivered in the form of equity-based award opportunities to directly link compensation with stockholder value.
To pay competitively
We are committed to providing a total compensation program designed to retain our highest performing employees and attract superior leaders to our company. We have established compensation levels that we believe are competitive based on our board's experience with pay practices and compensation levels for companies such as ours.
To pay equitably
We believe that it is important to apply generally consistent guidelines for all executive officer compensation programs. In order to deliver equitable pay levels, our board considers depth and scope of accountability, complexity of responsibility, qualifications and executive performance, both individually and collectively as a team.

In addition to short- and long-term compensation, we have found it important to provide our executive officers with competitive post-employment compensation. Post-employment compensation consists primarily of two main types-severance pay and benefits continuation. We believe that these benefits are important considerations for our executive officer compensation package, as they afford a measure of financial security in the event of terminations of their employment under certain circumstances and also enable us to secure their cooperation following termination. We have sought to ensure that each combined compensation package is competitive at the time the package is negotiated with the executive officer. We elect to provide post-employment compensation to our executive officers on a case-by-case basis as the employment market, the qualifications of potential employees and our hiring needs dictate.
Review of Compensation
We review compensation elements and amounts for NEOs on an annual basis and at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances or business needs may require. We seek to determine compensation levels that allow us to compete in hiring the best possible talent, without strict reliance on any source of data. Each year we evaluate our pay practices and overall pay levels against what we believe to be standard pay practices and levels within our industry, which we determine in part from experience and personal knowledge, third party data and publicly available data. The CEO provides compensation recommendations to our board for executives other than himself based on this evaluation and the other considerations mentioned in this Compensation Discussion and Analysis.
The board considers input from our CEO and CFO when setting financial objectives for our incentive plans. The board also considers input from our CEO, with the assistance of our Senior Vice President, Human Capital (for officers other than the CEO), regarding recommendations for base salary, annual incentive targets and other compensation awards. The board typically gives significant weight to our CEO's judgment when assessing performance and determining appropriate compensation levels and incentive awards for our other NEOs. The board then awards compensation packages that are consistent with our compensation philosophy.
Elements of Compensation
As discussed throughout this Compensation Discussion and Analysis, the compensation policies applicable to our NEOs are reflective of our pay-for-performance philosophy, whereby a significant portion of both cash and equity compensation is contingent upon achievement of measurable financial objectives and enhanced equity value, as opposed to current cash compensation and perquisites not directly linked to objective financial performance. This compensation mix is consistent with our performance-based philosophy that the role of executive officers is to enhance shareholder value over the long term.
 The elements of our compensation program are:

•	base salary;

•	performance-based cash incentives;

•	equity incentives; and

•	certain additional executive benefits.
Base salary, performance-based cash incentives and long-term equity-based incentives are the most significant elements of our executive compensation program and, on an aggregate basis, they are intended to substantially satisfy our program's overall objectives. Taking this comprehensive view of all compensation components allows us also to make compensation determinations that will reflect the principles of our compensation philosophy and related guidelines with respect to allocation of compensation among certain of these elements and total compensation. We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, we do not apply any rigid allocation formula in setting our executive compensation, and we may make adjustments to this approach for various positions after giving due consideration to prevailing circumstances, the individuals involved and their responsibilities and performance.
Base salary
We provide a base salary to our executive officers to compensate them for their services during the year and to provide them with a stable source of income. The base salaries for our NEOs in 2014 were established by our board of directors, based in large part on the salaries established for these persons when they were hired or promoted by our company and our board's review of other factors, including:

•	the individual's performance, results, qualifications and tenure;

•	the job's responsibilities;

•	pay mix (base salary, annual cash incentives, equity incentives and other executive benefits); and

•	compensation practices in our industry.
In April 2014, Mr. Koziol's responsibilities were expanded to include our global sales organization. In connection with this change, his annual base salary was increased $25,000. Our board considered the factors described above in the context of each NEO's employment situation and did not make any other adjustments to any NEO's base salary in 2014.
Performance-based cash incentives
We pay quarterly and annual performance-based cash incentives or bonuses in order to align the compensation of our NEOs with our short-term operational and performance goals and to provide near-term rewards for our NEOs to meet these goals. From time to time, our board has exercised its discretion in determining cash incentive amounts and making individual awards, but generally our performance-based cash incentives are made under our Management Incentive Plan (“MIP”).
 Incentive payments are based on our attainment of pre-established objective financial goals relating to earnings before interest, taxes, depreciation and amortization as adjusted for certain items, either in accordance with our first lien credit agreement or transactions that are considered nonrecurring and other items, (“Adjusted EBITDA”) and total net product and services revenue for quarterly and annual performance periods. We use these financial goals to determine incentive payments because they measure performance over the periods in which executives can have a significant impact and because they are directly linked to goals under our annual operating plan. Our board sets these financial goals at the beginning of each year based on an analysis of (1) historical performance; (2) income, expense and margin expectations; (3) financial results of other comparable businesses; (4) economic conditions; and (5) progress toward achieving our strategic plan. We believe our 2014 financial targets were designed to be realistic and reasonable, but challenging.
In the future we may use other objective financial or key performance indicators for the MIP including, without limitation, the price of our equity, shareholder return, return on equity, return on investment, return on capital, revenue growth, economic profit, economic value added, net income, operating income, gross margin, free cash flow, earnings per share, Adjusted EBITDA (or any derivative thereof) or market share.
Under the MIP, the overall target cash incentive compensation opportunity for each eligible executive is set at a percentage of base salary and in 2014, this overall target was 40% to 80% for each eligible NEO. We expect the overall target range to be consistent in 2015. The threshold and target MIP payout opportunities of our NEOs for fiscal 2014 are set forth in the “Grants of Plan-Based Awards” table under “Compensation tables” below.
The following table shows the threshold, targeted and actual cash payout under the MIP as a percentage of base salary for each eligible NEO in 2014:

	Fiscal Year 2014
	Performance-based cash payout as a percentage of base salary
Name	Threshold	Target	Actual
Stewart Bloom	40%	80%	—%
Robert Krakauer	33	65	—
Kenneth Ewell	40	80	—
Christopher Koziol	33	65	—
Spencer Mallder	25	50	—
Total revenue (in millions)(1)	*	$524.8	$444.9
Adjusted EBITDA (in millions)(1)	*	$136.5	$106.7

*
Total revenue and Adjusted EBITDA targets are each weighted 50% in determining whether performance targets have been met. If the weighted average of the performance measures is below 90% of the weighted performance target, we do not fund the bonus plan.

(1)	Total revenue and Adjusted EBITDA are both as adjusted pursuant to the provisions of the credit agreement as well as certain transactions that are considered non-recurring and other items.

During 2014, we did not achieve our revenue and Adjusted EBITDA thresholds or targets resulting in no payout under the MIP, however the Compensation Committee did award bonuses to our NEOs based on certain qualitative achievements during 2014. These amounts are included in the Summary Compensation Table under the Bonus heading.

Equity incentives
Stock-based compensation awards are intended to align the interests of our executive officers with stockholders, and reward them for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company's practice to make stock-based compensation awards in conjunction with the hiring of employees, a promotion or the occurrence of a major corporate event.
In addition, during 2012 the Company's sole shareholder Aspect Software Group Holdings Ltd. established a value creation incentive plan (“VCIP”) for its eligible NEOs. Under the VCIP, upon a liquidity event, as defined, eligible NEOs will receive a predetermined bonus based on the Company's equity value once it exceeds a certain threshold. The VCIP was approved by the Compensation Committee. Payments under the VCIP are contingent upon an NEOs continued employment.
We may in the future grant other forms of equity incentives, subject to the board's discretion, to ensure that our executives are focused on long-term shareholder value creation. We expect that the board will continue to review the equity awards previously awarded to management, the performance of our business and the value of our stock. The board may in the future establish, but does not currently have, levels of equity incentive holdings for our NEOs such that the portion of overall compensation that is variable is consistent with our pay-for-performance philosophy and competitive within our industry.
Other executive benefits
We provide our executive officers with the following other benefits:
Retirement plan benefits
We have a qualified contributory retirement plan (the “401(k) Plan”) established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan covers all of our employees who are at least 18 years of age and who work at least 20 hours per week within the United States. Contributions by participants are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. We provide for matching contributions to the 401(k) Plan subject to the discretion and approval of the board and we may contribute additional amounts at our discretion. Employer contributions vest at a rate of 25% on each of the first four anniversary dates of the employee's date of hire. For the year ended December 31, 2014 and 2012, we made matching contributions to the plan for all employees totaling approximately contributions of $0.9 million and $0.7 million, respectively. We did not make a matching contribution for the year ended December 31, 2013.
Health and welfare benefits
We offer health, dental and vision coverage for all employees. The costs for those coverages for all participants, including NEOs are supplemented by the company.
Life insurance
We provide basic life coverage equal to 1.5 times base salary, subject to a maximum of $750,000, and all employees, including the NEOs may purchase additional coverage up to five times base salary.
Disability insurance
We provide short-term disability coverage for employees who may not be able to work for temporary but extended periods of time due to illness or injury, either physical or mental, including pregnancy, childbirth, or related medical conditions. The benefit payment is 80% of base pay for the first 12 weeks of disability, and then 66  2/3% for the next 13 weeks, up to a maximum of $2,500 per week.
We also provide long-term disability coverage of 50% of base pay, up to a maximum benefit of $11,250 per month. NEOs may purchase additional coverage to increase the percentage to 66 2/3% of base pay, subject to a maximum benefit of $22,500 per month.
Accounting and tax considerations
In determining which elements of compensation are to be paid and how they are weighted, we also take into account whether a particular form of compensation will be deductible under Section 162(m) of the Code. Section 162(m) generally limits the deductibility of compensation paid to our NEOs to $1 million during any fiscal year unless such compensation is “performance-based” under Section 162(m). Our compensation program is intended to maximize the deductibility of the compensation paid to our NEOs to the extent that we determine it is in our best interests.

Many other Code provisions, SEC regulations and accounting rules affect the payment of executive compensation and are generally taken into consideration as programs are developed. Our goal is to create and maintain plans that are efficient, effective and in full compliance with these requirements.
Compensation Committee Interlocks and Insider Participation
Messrs. Amara, Ashe and Harman are the persons who served on Aspect Software Group Holdings Ltd.'s Compensation Committee during the 2014 fiscal year. No person who served as a member of the Compensation Committee during the 2014 fiscal year was an officer or employee of the Company during the 2014 fiscal year. No person who served as a member of the Compensation Committee during the 2014 fiscal year was formerly an officer of the Company. No person who served as a member of the Compensation Committee during the 2014 fiscal year had a direct or indirect material interest in any transaction since the beginning of the 2014 fiscal year or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeded or exceeds $120,000.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this annual report. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this annual report.
Rajeev Amara
Prescott Ashe
Fredric Harman
Compensation tables
The following tables provide information regarding the compensation earned during our most recently completed fiscal year by our NEOs.
Summary compensation table
The following table shows the compensation earned by our NEOs for the years ended December 31, 2014, 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Stewart Bloom	2014	500,000	—	—	—	111,442	611,442
Chairman, CEO and Director	2013	500,000	600,000	—	—	76,014	1,176,014
	2012	198,077	167,671	—	—	1,027	366,775

Robert Krakauer	2014	400,005	65,001	—	—	10,293	475,299
Executive Vice President, CFO	2013	400,005	260,003	—	—	6,160	666,168
	2012	182,983	125,370	—	—	374	308,727

Christopher Koziol (5)	2014	366,346	60,938	—	—	9,950	437,234
President and General Manager, Interaction Management	2013	350,000	227,500	—	—	5,113	582,613

Spencer Mallder (5)	2014	300,000	37,500	—	—	3,005	340,505
Senior Vice President and Chief Technology Officer	2013	300,000	150,000	—	—	5,960	455,960

Kenneth Ewell (6)	2014	275,000	55,000	—	—	10,666	340,666
Senior Vice President, Worldwide Professional Services

(1)	Reflects bonuses paid outside of our Management Incentive Plan.

(2)
Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R for share option awards granted in 2014 and prior years. Please refer to Note 4 in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation expense of our option awards.

(3)	Reflects bonuses earned by our Named Executive Officers under our Management Incentive Plan and commissions plan.

(4)	All other compensation in 2014 consists of the following:

	Contribution for Long Term Disability Insurance ($)	Aspect Director Fees ($)	Matching Contributions Under Aspect's 401(k) Plan	Gifts ($)	Total ($)
Stewart Bloom	675	100,000	2,600	8,167	111,442
Robert Krakauer	541	—	2,600	7,152	10,293
Christopher Koziol	507	—	2,600	6,843	9,950
Spencer Mallder	405	—	2,600	—	3,005
Kenneth Ewell	372	—	2,600	7,694	10,666

(5)	These executive officers were not NEOs in 2012. In accordance with SEC rules, we are reporting data only for the fiscal years in which these executive officers were NEOs.

(6)	These executive officers were not NEOs in 2013. In accordance with SEC rules, we are reporting data only for the fiscal years in which these executive officers were NEOs.
 Grants of plan-based awards
There were no options granted to any of our NEOs during fiscal year 2014.

Outstanding equity awards at fiscal year-end
There were no outstanding equity awards held by our NEO's as of December 31, 2014.
Options exercised
There were no options exercised by any of our NEOs during fiscal year 2014.
Restricted stock units exercised
There were no restricted stock awards exercised by any of our NEOs during fiscal year 2014.
Pension benefits
Our NEOs did not participate in or have account balances in any qualified or nonqualified defined benefit plans sponsored by us. Our board of directors may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interest.
Employment agreements
We have employment and/or other compensation arrangements with our existing NEOs.
Stewart Bloom
We have entered into an employment agreement with Mr. Bloom, our Chairman and Chief Executive Officer. Our employment agreement with Mr. Bloom provides for an annual base salary that is subject to annual review for potential increases. Mr. Bloom is also eligible to earn annual target performance bonuses in addition to his base salary and benefits. In addition, Mr. Bloom is entitled to participate in all employee benefit plans that we maintain and make available to our senior executives and are entitled to paid time off in accordance with our policies in effect from time to time.
If we terminate Mr. Bloom without cause or if he resigns for good reason or upon a change of control, Mr. Bloom would be entitled to, for a period of eighteen months, severance equal to his base salary and continued health benefits and we may reimburse insurance premiums. The receipt of severance is contingent upon execution of a general release in form and substance reasonably satisfactory to us.
 Other NEOs
We have entered into employment agreements with all other NEOs on substantially similar terms, subject to the variations described below. Each of the employment agreements continues until terminated by the employee's resignation, death or disability or terminated by us. Each such employment agreement provides for an annual base salary that is subject to annual review for potential increase. In addition, each such employee is entitled to participate in all employee benefit plans that we maintain and make available to our senior executives and is entitled to paid time off in accordance with our policies in effect from time to time. Mr. Krakauer is also eligible to earn annual target performance bonuses in addition to his base salary and benefits.

Each such employment agreement provides that, if we terminate the employee's employment without cause, the employee will continue to receive his or her then-current base salary and medical and dental benefits for a period of six to twelve months. Mr. Krakauer will also be entitled to these severance benefits if he resigns for good reason. The receipt of severance is contingent upon execution of a general release in form and substance reasonably satisfactory to us and, except for Mr. Krakauer, our obligations to pay severance terminate in the event the employee becomes employed full-time.
Potential payments upon termination and sale of our company
Assuming each existing NEO's employment was terminated under each of the circumstances set forth below, or a change in control occurred, on December 31, 2014, the estimated values of payments and benefits to each NEO are set forth in the following table.
Payments upon certain terminations of employment as set forth in the table below are determined by the terms of the respective NEO's employment agreement. See “Employment agreements.” These terms were negotiated with our NEOs, based primarily on Golden Gate Capital's and Oak Investment Partners's past practices and experiences with other executives of its portfolio companies. Based on those practices and experiences, our board agreed to these terms, which generally represent six to eighteen months of severance, in order to be competitive in the employment market in recruiting the NEOs and to provide the NEOs a measure of financial security in the event of certain terminations of employment.

Name	Benefit	Without Cause and Change in Control
Stewart Bloom	Base salary continuation	$750,000
	Continuation of benefits (1)	31,026
	Total	781,026

Robert Krakauer	Base salary continuation	$400,000
	Continuation of benefits (1)	20,684
	Total	420,684

Christopher Koziol	Base salary continuation	$375,000
	Continuation of benefits (1)	10,278
	Total	385,278

Spencer Mallder	Base salary continuation	$150,000
	Continuation of benefits (1)	10,278
	Total	160,278

Kenneth Ewell	Base salary continuation	$137,500
	Continuation of benefits (1)	10,342
	Total	147,842

(1)
Amounts shown for continuation of benefits represent estimates for the continuation of health, medical, life and group life insurance benefits afforded to the NEOs and eligible family members in accordance with the NEO's employment agreement: six to eighteen months in connection with a termination without cause or for good reason.

Director and officer indemnification and limitation of liability
Our restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware General Corporation Law. In addition, our restated certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by Delaware General Corporation Law. Similarly, the memorandum of association for Holdings provides that its officers, directors and agents will not be liable to the company and are indemnified for liability resulting from acts or failures to act in carrying out their functions, unless liability is the result of willful neglect or default.
There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of February 28, 2015, our sole shareholder Aspect Software Holdings Ltd.'s authorized, issued and outstanding capital stock consisted of 179,539,840 voting Class L ordinary shares, 33,536,001 non-voting Class L ordinary shares, 10,548,786 non-

voting Class A-1 ordinary shares and 6,497,954 non-voting Class A-2 ordinary shares. All of the currently outstanding shares have received distributions to date that equal or exceed the amount originally paid by our equity holders to purchase those shares and as a result, those shares no longer accrue interest on a liquidation preference. Since the liquidation preferences have been satisfied, all of the Class L shares, Class L non-voting shares, Class A-1 shares and Class A-2 shares will share equally by number of shares in any further distributions. The Class L voting shares are the only shares eligible to cast a vote equal to one vote per share held. All of the equity other than Class L ordinary shares is predominantly held by Golden Gate Capital, Oak Investment Partners and current and former management and is subject to certain restrictions. The following table sets forth information as of December 31, 2013 regarding the beneficial ownership of Holdings’ capital stock by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of Holdings’ capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
For further information regarding material transactions between us and certain of our stockholders, see “Certain Relationships and Related Transactions, and Director Independence.”
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Holdings’ capital stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2014 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Aspect Software, Inc., 2325 East Camelback Road, Suite 700, Phoenix, Arizona 85016.

Name	Number of Voting Shares	Percentage of Total Voting Shares	Total Number of Shares	Percentage of Total Shares
5% Stockholders:
Funds managed by Golden Gate Capital (1)	120,242,304	67.0%	160,415,372	63.5%
Funds managed by Oak Investment Partners (2)	59,297,536	33.0%	60,981,658	24.1%
Rockwell Automation Holdings (3)	—	—	21,800,200	8.6%
Executive Officers and Directors:
Gwen Braygreen	—	—	203,333	*
David Herzog	—	—	257,000	*
Michael Regan	—	—	234,375	*
Rajeev Amara (1)	120,242,304	67.0%	160,415,372	63.5%
Prescott Ashe (1)	120,242,304	67.0%	160,415,372	63.5%
David Dominik (1)	120,242,304	67.0%	160,415,372	63.5%
Fredric Harman (2)	59,297,536	33.0%	60,981,658	24.1%
All executive officers and directors as a group (19 persons)	179,539,840	100.0%	222,091,738	87.9%

*	Less than 1%
(1)
Includes shares of capital stock that are held directly by CCG Investments BVI, L.P., CCG Investment Fund—AI, L.P., CCG Associates—QP, L.L.C., CCG Associates—AI, L.L.C., CCG AV, L.L.C.—Series C, CCG AV L.L.C.—Series F, CCG CI, L.L.C., Golden Gate Capital Investment Fund II, LP, Golden Gate Capital Investment Fund II-A, LP, Golden Gate Capital Investment Fund II (AI), LP, Golden Gate Capital Investment Fund II-A (AI), LP, Golden Gate Capital Associates II-QP, LLC, Golden Gate Capital Associates II-AI, LLC, CCG AV, LLC-series C, CCG AV, LLC-series I (Bain), CCG AV, LLC-series A (K&E) (collectively, the “Golden Gate Capital Entities”), each of which are funds managed by Golden Gate Capital. Golden Gate Capital may be deemed to be the beneficial owner of the shares owned by the Golden Gate Capital Entities, but disclaims beneficial ownership pursuant to the rules under the Exchange Act. Each of Mr. Dominik, Mr. Ashe and Mr. Amara is a managing director of Golden Gate Capital and each may be deemed to be the beneficial owners of shares owned by the Golden Gate Capital Entities. Each of Mr. Dominik, Mr. Ashe and Mr. Amara disclaim beneficial ownership of any securities owned by the Golden Gate Capital Entities, except, in each case, to the extent of their pecuniary interest therein. The address for Golden Gate Capital, the Golden Gate Capital Entities and Mr. Dominik, Mr. Ashe and Mr. Amara is c/o Golden Gate Capital Private Equity, Inc., One Embarcadero Center, 39th Floor, San Francisco, California 94111.

(2)
Includes shares of capital stock that are held directly by Oak Investment Partners X, L.P., Oak Investment Partners X Affiliates Fund, L.P., Oak Investment Partners IX, L.P., Oak Investment Partners IX Affiliates Fund-A, L.P., Oak Investment Partners IX Affiliates Fund, L.P. and Oak Investment Partners XI, Limited Partnership (collectively, the “Oak Investment Partners Entities”), each of which are funds managed by Oak Investment Partners. Oak Investment Partners may be deemed to be the beneficial owner of the shares owned by the Oak Investment Partners Entities, but disclaims beneficial ownership pursuant to the rules under the Exchange Act. Mr. Harman is a managing director of Oak Investment Partners and may be deemed to be the beneficial owner of shares owned by the Oak Investment Partners Entities. Mr. Harman disclaims beneficial ownership of any securities owned by the Oak Investment Partners Entities, except, in each case, to the extent of his pecuniary interest therein. The address for Oak Investment Partners, the Oak Investment Partners Entities and Mr. Harman is c/o Oak Investment Partners, Inc., 525 University Avenue, Suite 1300, Palo Alto, California 94301.

(3)	The address for Rockwell Automation Holdings is c/o Rockwell Automation, 1201 S. Second Street, Milwaukee, Wisconsin 53204.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our sole shareholder, Aspect Software Group Holdings Ltd.'s board of directors currently is primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. We currently do not have a stand-alone written policy for evaluating related party transactions. Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than of 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related-person transaction, the board will consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to our company;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•	any other matters the board deems appropriate.
Any member of our board who is a related person with respect to a transaction under review will not be able to participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the board that considers the transaction.
Other than compensation agreements and other arrangements which are described under “Executive Compensation,” and the transactions described below, during the three year period ended December 31, 2014, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.
Golden Gate Capital Advisory Agreement
In connection with our acquisition by Golden Gate Capital, we entered into an advisory agreement with Golden Gate Capital that lasts unless we mutually agree with Golden Gate Capital to terminate the agreement. Under this agreement, Golden Gate Capital provides us with consulting and advisory services, including general executive and management services, support and analysis with respect to financing alternatives and finance, marketing and human resources services. Under the advisory agreement, we reimburse Golden Gate Capital for reasonable out-of-pocket expenses incurred in connection with providing us consulting and advisory services and also pay an annual advisory fee equal to either (1) $2.0 million per fiscal year or (2) 3% of our Adjusted EBITDA, as elected by Golden Gate Capital in its sole discretion. These advisory fees are payable quarterly in advance. We incurred advisory fees of $2.0 million in each of the years ended December 31, 2014, 2013 and 2012. These expenses are included in general and administrative expenses. Upon the consummation of each transaction that results in a change of control of Aspect Software Group Holdings Ltd. or an acquisition, divestiture or financing (whether by debt or equity financing) by or involving Aspect Software Group Holdings Ltd. or its subsidiaries, Golden Gate Capital may, at its sole discretion, require us to pay to it a transaction fee in an amount equal to 1% of the aggregate value of any such transaction. We would expect to terminate this agreement in connection with an initial public offering of our shares. In connection with such termination, we may pay Golden Gate Capital a termination fee.
Other Golden Gate Capital Transactions
Investment funds managed by affiliates of Golden Gate Capital purchased $50.0 million of the Senior Notes at a purchase price per note equal to the offering price, less the initial purchasers’ discount, in our initial offering of the Senior Notes. In addition, these investment funds managed by affiliates of Golden Gate Capital participates in the revolving loans. As of December 31, 2014 and 2013, $50.0 million of the Senior Notes and $3.7 million of the revolving loans were held by investment funds managed by affiliates of Golden Gate Capital.
Shareholders Agreement
Holdings and certain of its shareholders are parties to a shareholders agreement, dated as of February 9, 2004. The shareholders agreement provides shareholders with participation rights in the event of a transfer of the shares of the investment funds managed by Golden Gate Capital to someone other than an affiliate of Golden Gate Capital, to one of our employees, directors, or subsidiaries for compensatory purposes, or in an exchange of ordinary shares with us. The shareholders agreement also provides the investment funds managed by Golden Gate Capital with drag-along rights in the event that the investment funds managed by Golden Gate Capital approve the sale of our company or of substantially all of our assets or share capital to an independent third party. For more information regarding the equity of Holdings, see Item 12 of this Annual Report.
Registration Agreement
Golden Gate Capital, Oak Investment Partners and certain other shareholders of Holdings are parties to a registration rights agreement, dated as of February 9, 2004. Golden Gate Capital may demand at any time and Oak Investment Partners may demand at any time after our initial public offering that we register under the Securities Act the shares held by them. We are required to use our best efforts to effect and maintain the registration of the securities requested to be registered. These registration rights are subject to standard underwriter cutbacks and other customary limitations. Golden Gate Capital is entitled to an unlimited number of long-form and short-from registrations, while Oak Investment Partners is entitled to one long-form registration and an unlimited number of short-form registrations.
In addition, if a registration is requested, then Golden Gate Capital, Oak Investment Partners and certain other shareholders have piggyback registration rights pursuant to which we are required to use or reasonable best efforts to register such number of securities as they request. These piggyback registration rights also are also subject to customary cutbacks and other limitations.
Holdings is required to pay all fees and expenses incurred in connection with the registrations, subject to certain limitations. In addition, Golden Gate Capital, Oak Investment Partners and certain other shareholders of Holdings with registration rights must consent to and comply with any lock-up restrictions unless the underwriters of the registration otherwise agree. In connection with the grant of these registration rights, Holdings, Golden Gate Capital, Oak Investment Partners and the certain other shareholders party to the agreement have entered into customary cross-indemnification and contribution agreements with respect to the registration of the securities.
Oak Investment Partners Agreement
Holdings, Golden Gate Capital and Oak Investment Partners are parties to an agreement dated as of September 22, 2005 that provides Oak Investment Partners with rights to certain equity or debt securities issued by Holdings. Under the agreement, if Holdings issues new debt or equity securities, Oak Investment Partners has a preemptive right to purchase the lesser of (i) 30% of the new securities or (ii) a proportion of the new securities equal to the proportion of the fully diluted ordinary shares owned by Oak Investment Partners to all outstanding ordinary shares of Holdings. Oak Investment Partners’s preemptive rights do not apply to securities issued or sold in certain circumstances such as securities issued to employees or directors of Holdings, in connection with an IPO or an acquisition by Holdings, or upon the conversion of options or warrants, among others. The agreement also provides Oak Investment Partners with information and inspection rights.
Employment Agreements
We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see “Executive Compensation—Employment Agreements.”

Director Independence
Our board is currently composed of six directors: Stewart Bloom, who is employed by Aspect; Prescott Ashe, David Dominik and Rajeev Amara, who are employed by Golden Gate Capital; and Fredric Harman, who is employed by Oak Investment Partners. Louis Hernandez, Jr. is the only director our board considers an independent director.
Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to us by Ernst & Young LLP, our independent auditor (“E&Y”), in 2014 and 2013:

Services Rendered	Fees
(in thousands)	2014	2013
Audit Fees (1)	$1,395	$1,634
Tax Fees (2)	375	595
All Other Fees (3)	$—	2
Total	$1,770	$2,231

(1)
Audit Fees for 2014 and 2013 represent fees for professional services rendered by E&Y in connection with the audit of our annual consolidated financial statements, reviews of our unaudited interim consolidated financial statements, statutory audits for several of our foreign subsidiaries, and services related to registration statements we filed.

(2)	Tax Fees represent fees relating to tax compliance, tax advice and tax planning services.
(3)	All other fees consist of licenses for accounting research software.
Aspect Software Group Holdings Ltd.'s Board has adopted policies and procedures for approving in advance all audit and permitted non-audit services to be performed for Aspect by its independent accountants, subject to certain de minimis exceptions approved by the Board. Prior to the engagement of the independent accountants for the next year’s audit, management, with the participation of the independent accountants, submits to the Board for approval an aggregate request for services expected to be rendered during that year for various categories of services.
PART IV
PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements
The following consolidated financial statements of Aspect Software Parent, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

(2)	Financial Statement Schedules
Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(3)	List of Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of July 4, 2013, by and among Aspect Software, Inc., Voice Merger Sub, Inc., Voxeo Corporation, Shareholder Representative Services LLC, as representative and Aspect Software Group Holdings Ltd	8-K	333-170936-05	2.1	7/10/2013

2.2	First Amendment to Agreement and Plan of Merger by and among Aspect Software, Inc., Voice Merger Sub, Inc., Voxeo Corporation, Shareholder Representative Services LLC, as representative and Aspect Software Group Holdings Ltd	8-K	333-170936-05	2.2	7/10/2013

2.3	Bright Pattern Series A Stock Purchase Agreement	10-K	333-170936-05	2.3		X

2.4	Bright Pattern Amended and Restated Voting Agreement	10-K	333-170936-05	2.4		X

2.5	Bright Pattern Series A Disclosure Schedules	10-K	333-170936-05	2.5		X

3.1	Certificate of Incorporation of Aspect Software, Inc.	S-4	333-170936-05	3.1	12/2/2010

3.2	Bylaws of Aspect Software, Inc.	S-4	333-170936-05	3.2	12/2/2010

3.3	Certificate of Incorporation of Aspect Software Group Holdings Ltd.	S-4	333-170936-05	3.3	12/2/2010

3.5	Certificate of Incorporation of Aspect Software Parent, Inc..	S-4	333-170936-05	3.5	12/2/2010

3.6	Bylaws of Aspect Software Parent, Inc.	S-4	333-170936-05	3.6	12/2/2010

3.7	Certificate of Incorporation of Aspect Telecommunications International Corporation.	S-4	333-170936-05	3.7	12/2/2010

3.8	Bylaws of Aspect Telecommunications International Corporation.	S-4	333-170936-05	3.8	12/2/2010

3.9	Certificate of Formation of Davox International Holdings LLC.	S-4	333-170936-05	3.9	12/2/2010

3.10	Limited Liability Company Agreement of Davox International Holdings LLC	S-4	333-170936-05	3.10	12/2/2010

4.1	Indenture, dated as of May 7, 2010, among Aspect Software, Inc., the Guarantors and U.S. National Bank Association, as trustee	S-4	333-170936-05	4.1	12/2/2010

4.2	Registration Rights Agreement, dated as of May 7, 2010, and among Aspect Software, Inc. the Guarantors and Banc of America Securities LLC.	S-4	333-170936-05	4.2	12/2/2010

5.1	Opinion of Kirkland & Ellis LLP.	S-4	333-170936-05	5.1	12/2/2010

5.2	Opinion of Maples and Calder.	S-4	333-170936-05	5.2	12/2/2010

10.1	Credit Agreement, dated as of May 7, 2010, among Aspect Software Parent, Inc., Aspect Software, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Co-Lead Arrangers	S-4	333-170936-05	10.1	12/2/2010

10.2	Employment Agreement, dated as of February 9, 2004, by and between Aspect Software, Inc. and James D. Foy.	S-4	333-170936-05	10.2	12/2/2010

10.3	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and James D. Foy	S-4	333-170936-05	10.3	12/2/2010

10.4	Employment Agreement, dated as of February 9, 2004, by and between Aspect Software, Inc. and Michael J. Provenzano III	S-4	333-170936-05	10.4	12/2/2010

10.5	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Michael J. Provenzano III.	S-4	333-170936-05	10.5	12/2/2010

10.60	Employment Agreement, dated as of May 24, 2006, by and between Aspect Software, Inc. and Michael Sheridan.	S-4	333-170936-05	10.1	12/2/2010

10.7	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Michael Sheridan.	S-4	333-170936-05	10.11	12/2/2010

10.8	Employment Agreement, dated as of August 12, 2008, by and between Aspect Software, Inc. and David Reibel.	S-4	333-170936-05	10.14	12/2/2010

10.9	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and David Reibel.	S-4	333-170936-05	10.15	12/2/2010

10.10	Employment Agreement, dated as of November 23, 2010 by and between Aspect Software, Inc. and Gwen Braygreen..	S-4	333-170936-05	10.18	12/2/2010

10.11	2003 Share Purchase and Option Plan.	S-4	333-170936-05	10.19	12/2/2010

10.12	Second Amended and restated 2004 Option Plan.	S-4/A	333-170936-05	10.20	4/1/2011

10.13	Form of Share Option Agreement for 2003 Share Purchase and Option Plan.	S-4	333-170936-05	10.21	12/2/2010

10.14	Form of Share Option Agreement for 2004 Option Plan.	S-4	333-170936-05	10.22	12/2/2010

10.15	Second Amended and Restated Advisory Agreement, dated as of March 15, 2011, by and between Aspect Software Group Holdings Ltd., Aspect Software, Inc. and GGC Administration, LLC.	S-4/A	333-170936-05	10.23	3/18/2011

10.16	Shareholders Agreement, dated as of February 9, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a New Melita Topco Ltd.) and the Persons listed on Schedules I, II and III attached thereto.	S-4	333-170936-05	10.24	12/2/2010

10.17	Registration Agreement, dated as of February 9, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a New Melita Topco Ltd.) and the Persons listed on Schedules I, II and III attached thereto.	S-4	333-170936-05	10.25	12/2/2010

10.18	Joinder and Amendment No. 1 to Shareholders Agreement and Registration Agreement, dated as of September 3, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a Concerto Software Group Holdings Ltd.), certain investment funds managed by Golden Gate Capital and Rockwell Automation Holdings, Inc.	S-4	333-170936-05	10.26	12/2/2010

10.19	Joinder and Amendment No. 2 to Shareholders Agreement and Registration Agreement, dated as of September 22, 2005, by and among Aspect Software Group Holdings Ltd., certain investment funds managed by Golden Gate Capital and certain investment funds managed by Oak Investment Partners.	S-4	333-170936-05	10.27	12/2/2010

10.20	Letter Agreement, dated as of September 22, 2005, by and among Aspect Software Group Holdings Ltd., certain investment funds managed by Golden Gate Capital and certain investment funds managed by Oak Investment Partners.	S-4	333-170936-05	10.28	12/2/2010

10.21	Employment Agreement, dated as of May 16, 2011, by and between Aspect Software Inc., and Michael Regan.	10-Q	333-170936-05	10.1	8/15/2011

10.22	Executive Employment Agreement by and between Mohamed Ali and Aspect Software, Inc., dated as of April 2, 2012.	8-K	333-170936-05	10.1	6/5/12

10.23	Share Option Agreement between Aspect Software Group Holdings Ltd. and Mohamad Ali, dated as of April 2, 2012.	8-K	333-170936-05	10.2	6/5/12

10.24	Share Option Agreement between Aspect Software Group Holdings Ltd. and Robert Krakauer, dated as of July 9, 2012.	8-K	333-170936-05	10.2	7/3/12

10.25	Employment Agreement by and between Stewart Bloom and Aspect Software, Inc., dated as of August 1, 2012.	8-K	333-170936-05	10.1	8/1/12

10.26	Amended and Restated Employment Agreement by and between Robert Krakauer and Aspect Software, Inc., dated as of August 1, 2012.	8-K	333-170936-05	10.2	8/1/12

10.27	General Release by and between Mohamad Ali and Aspect Software, Inc., dated as of July 31, 2012.	8-K	333-170936-05	10.3	8/1/12

10.28	Letter of Severance Agreement and Release by and between Michael Provenzano and Aspect Software, Inc., dated as of August 30, 2012.	8-K	333-170936-05	10.1	9/10/12

10.29	Amendment No. 1 to the Credit Agreement dated as of November 14, 2012, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents	10-Q	333-170936-05	10.1	11/14/12

10.30	Employment Agreement, dated as of August 10, 2012, by and between Aspect Software Inc., and Spence Mallder.	10-K	333-170936-05	10.31	2/22/13

10.31	Employment Agreement, dated as of September 4, 2012, by and between Aspect Software Inc., and James Freeze.	10-K	333-170936-05	10.32	2/22/13

10.32	Employment Agreement, dated as of September 17, 2012, by and between Aspect Software Inc., and Christopher Koziol.	10-K	333-170936-05	10.33	2/22/13

10.33	Employment Agreement, dated as of December 3, 2012, by and between Aspect Software Inc., and Bryan Sheppeck.	10-K	333-170936-05	10.34	2/22/13

10.34	Value Creation Incentive Plan	10-K	333-170936-05	10.35	2/22/13

10.35	Amendment No. 2 to the Credit Agreement dated as of July 2, 2013, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents.	8-K	333-170936-05	10.1	7/9/13

10.36	Employment Agreement, dated as of September 1, 2013, by and between Aspect Software Inc., and Ken Ewell.		333-170936-05			X

10.37	Amendment No. 3 to the Credit Agreement dated as of May 6, 2014, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents.	8-K	333-170936-05	10.1	5/13/14

10.38	Amendment No. 4 to the Credit Agreement dated as of May 6, 2014, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents.	10-Q	333-170936-05	10.1	5/15/14

10.39	Amendment No. 5 to the Credit Agreement dated as of May 21, 2014, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents.	8-K	333-170936-05	10.1	5/28/14

10.40	Amendment No. 6 to the Credit Agreement dated as of May 28, 2014, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents.	8-K	333-170936-05	10.2	5/28/14

10.41	Amendment No. 7 to the Credit Agreement dated as of November 7, 2014, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, Wilmington Trust, N.A., as administrative agent.	8-K	333-170936-04	10.1	11/10/14

10.42	Employment Agreement, dated as of April 16, 2014, by and between Aspect Software Inc., and Joseph Gagnon.		333-170936-04			X

12.1	Statement Regarding Computation of Earnings to Fixed Charges.		333-170936-05			X

21.1	List of Subsidiaries of Registrant.		333-170936-05			X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	S-4	333-170936-05	23.1	12/2/2010

23.2	Consent of Kirkland & Ellis LLP (included in Exhibit 5.1).	S-4	333-170936-05	23.2	12/2/2010

23.3	Consent of Maples and Calder (included in Exhibit 5.2).	S-4	333-170936-05	23.3	12/2/2010

24.1	Powers of Attorney (included in signature pages hereto).	S-4	333-170936-05	24.1	12/2/2010

25.1	Statement of Eligibility of Trustee on Form T-1 under the Trust Indenture Act of 1939 of U.S. Bank National Association	S-4	333-170936-05	25.1	12/2/2010

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Form of Letter of Transmittal.	S-4	333-170936-05	99.1	12/2/10

99.2	Form of Guaranteed Delivery.	S-4	333-170936-05	99.2	12/2/10

99.3	Form of Tender Instructions.	S-4	333-170936-05	99.3	12/2/10

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 27, 2015.

ASPECT SOFTWARE PARENT INC.

By:	/s/ ROBERT J. KRAKAUER
Robert J. Krakauer, President & Director
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated on March 27, 2015.

Signature	Title

/S/ STEWART M. BLOOM Stewart M. Bloom	Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ ROBERT J. KRAKAUER Robert J. Krakauer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)