Form 10-Q
period 2015-03-31
Aspect Software Parent, Inc.
filed 2015-05-15
CIK 1506545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
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

The registrant had one ordinary share outstanding as of April 30, 2015.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aspect Software Parent, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$35,253	$17,030
Accounts receivable, net	50,233	59,923
Receivable due from Aspect Software Group Holdings Ltd.	448	415
Deferred tax assets	3,767	3,716
Other current assets	20,842	21,505
Total current assets	110,543	102,589
Property, plant, and equipment, net	21,262	21,573
Intangible assets, net	56,037	59,480
Goodwill	751,245	751,063
Other assets	15,285	17,156
Total assets	$954,372	$951,861
Liabilities and deficit
Current liabilities:
Accounts payable	$7,828	$15,087
Current portion of long-term debt	6,095	17,094
Accrued liabilities	56,257	53,691
Deferred revenues	90,950	69,912
Total current liabilities	161,130	155,784
Deferred tax liabilities	32,619	32,619
Long-term deferred revenue	1,950	2,468
Long-term debt (1)	763,003	764,411
Other long-term liabilities	48,851	51,273
Total liabilities	1,007,553	1,006,555
Commitments and contingencies (Note 8)
Deficit:
Ordinary shares, $1.00 par value: 50,000 share authorized and 1 share issued	—	—
Additional paid-in capital	35,658	35,588
Accumulated other comprehensive loss	(4,890)	(5,645)
Accumulated deficit	(87,191)	(88,269)
Total Aspect Software Parent, Inc. deficit	(56,423)	(58,326)
Noncontrolling interest	3,242	3,632
Total deficit	(53,181)	(54,694)
Total liabilities and deficit	$954,372	$951,861

(1)	$50.0 million held by a related party as of March 31, 2015 and December 31, 2014.

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net revenues:
Product revenue	$19,041	$16,854
Recurring revenue	69,913	71,747
Services revenue	17,077	19,085
Total net revenues	106,031	107,686
Cost of revenues:
Cost of product revenue	4,303	5,329
Cost of recurring revenue	23,017	23,260
Cost of services revenue	15,149	17,392
Amortization expense for acquired intangible assets	1,214	1,224
Total cost of revenues	43,683	47,205
Gross profit	62,348	60,481
Operating expenses:
Research and development	11,712	14,287
Selling, general and administrative	27,521	31,028
Amortization expense for acquired intangible assets	2,040	2,082
Restructuring credits	(228)	—
Total operating expenses	41,045	47,397
Income from operations	21,303	13,084
Interest and other expense, net	(18,949)	(18,865)
Income (loss) before income taxes	2,354	(5,781)
Provision for income taxes	1,666	1,613
Net income (loss)	$688	$(7,394)
Less: Net loss attributable to noncontrolling interest	(390)	(292)
Net income (loss) attributable to Aspect Software Parent, Inc.	$1,078	$(7,102)
Aspect Software Parent, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net income (loss)	$688	$(7,394)
Change in cumulative translation adjustment	755	(312)
Comprehensive income (loss)	1,443	(7,706)
Comprehensive loss attributable to noncontrolling interest	(390)	(292)
Comprehensive income (loss) attributable to Aspect Software Parent, Inc.	$1,833	$(7,414)

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Deficit (unaudited)
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Aspect Software Parent, Inc. Shareholder's Deficit	Non-controlling Interest	Total Deficit
	Shares	Par Value
Balance at December 31, 2014	1	$—	$35,588	$(5,645)	$(88,269)	$(58,326)	$3,632	$(54,694)
Net income (loss)	—	—	—	—	1,078	1,078	(390)	688
Other comprehensive income	—	—	—	755	—	755	—	755
Stock-based compensation	—	—	70	—	—	70	—	70
Balance at March 31, 2015	1	$—	$35,658	$(4,890)	$(87,191)	$(56,423)	$3,242	$(53,181)

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$688	$(7,394)
Reconciliation of net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	2,374	2,191
Amortization expense for acquired intangible assets	3,254	3,306
Non-cash interest expense	1,819	1,587
Non-cash compensation expense	70	64
Increase to accounts receivable allowances	451	605
Deferred income taxes	(92)	1,142
Changes in operating assets and liabilities:
Accounts receivable	8,228	631
Receivable due from Aspect Software Group Holdings Ltd.	(33)	(44)
Other current assets and other assets	257	(1,990)
Accounts payable	(7,082)	(710)
Accrued liabilities and other liabilities	1,202	(1,539)
Deferred revenues	21,838	18,330
Net cash and cash equivalents provided by operating activities	32,974	16,179
Cash flows from investing activities:
Purchases of property and equipment	(2,134)	(2,430)
Net cash and cash equivalents used in investing activities	(2,134)	(2,430)
Cash flows from financing activities:
Repayment of borrowings	(12,525)	(16,100)
Proceeds received from capital contribution	—	4
Net cash and cash equivalents used in financing activities	(12,525)	(16,096)
Effect of exchange rate changes on cash	(92)	(275)
Net change in cash and cash equivalents	18,223	(2,622)
Cash and cash equivalents:
Beginning of period	17,030	26,694
End of period	$35,253	$24,072
Supplemental disclosure of cash flow information
Cash paid for interest	$8,844	$9,510
Cash paid for income taxes	$823	$1,553

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2014, included in the Annual Report on Form 10-K. All intercompany amounts related to the Company's consolidated subsidiaries have been eliminated in consolidation.
Recent Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU No. 2015-03 will result in the reclassification of debt issuance costs currently classified in other current assets and long-term assets to be offset against the carrying value of the Company's debt.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification by: i) placing more emphasis on risk of loss when determining a controlling financial interest; ii) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”); and iii) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2015, the FASB issued ASU No. 2015-01 - Income Statement - Extraordinary and Unusual Items ("ASU 2015-01"), which eliminates the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company's Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the method of adoption and the effect that implementation of this update will have on its Consolidated Financial Statements upon adoption.
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

NOTE 3—EQUITY
Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of services	$9	$14
Research and development	15	23
Selling, general and administrative	46	27
Total	$70	$64
NOTE 4—FAIR VALUE

Financial Assets and Liabilities Recorded at Fair Value
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of March 31, 2015 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$35,253	$35,253	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2014 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$17,030	$17,030	$—	$—

Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations were based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of March 31, 2015 and December 31, 2014, the Company's first lien credit facility had a fair value of approximately $447.6 million and $448.5 million, respectively. As of March 31, 2015 and December 31, 2014, the Company's senior second lien notes had a fair value of approximately $278.4 million and $302.4 million, respectively.

On February 4, 2013 the Company purchased 1,712,392 ordinary shares of eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom at a cost of approximately £1.25 million, or $1.9 million. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. The Company must achieve minimum annual revenue targets to maintain the exclusivity rights and was issued a conditional warrant to purchase up to 400,000 shares ,which is approximately 2% of its current outstanding equity, at a price of 0.79 pence per share based upon annual revenue levels within the first two years of the agreement. In addition, during 2014 the Company issued a convertible loan note to eg of approximately £0.55 million plus interest at an annual rate of 10%, which was converted to 435,945 shares at a price of 0.50 pence per share in the first quarter of 2015. The Company recorded the acquired shares at cost and has accounted for this investment under the equity method. Under this method, the Company recorded a reduction in the investment of less than $0.1 million in the first quarter of 2014 for its proportionate share of eg’s net loss based on the most recently available financial statements.

NOTE 5—GOODWILL
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2014	$751,063
Foreign currency translation	182
Balance as of March 31, 2015	$751,245
NOTE 6—INCOME TAXES
The Company’s income tax expense was $1.7 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s tax expense in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, and valuation allowance adjustments.
The Company’s total unrecognized tax benefits were approximately $35.4 million as of March 31, 2015. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. The Company believes that it is reasonably possible that there could be a reduction in unrecognized tax benefits during the next 12 months of approximately $1.9 million.
NOTE 7—RESTRUCTURING
Components of the restructuring accrual were as follows (in thousands):

Consolidation of Facilities Costs
Balance as of December 31, 2014	$3,046
Adjustments for estimate revisions	(228)
Interest accretion	(13)
Payments	(345)
Balance as of March 31, 2015	$2,460
Restructuring adjustments during the three months ended March 31, 2015, primarily reflect revisions to prior year charges related to vacating excess capacity office space in certain facilities in the United States.

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
NOTE 9—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from Holdings' majority shareholder totaling $0.5 million for the three months ended March 31, 2015 and 2014. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, with a related accrued expense amount of $3.5 million and $3.0 million as of March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015 and December 31, 2014, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain of Holdings' shareholders. The Company had accrued interest expense of approximately $2.0 million and $0.7 million related to certain of Holdings' shareholders' second lien credit facility holdings as of March 31, 2015 and December 31, 2014, respectively. The Company did not make interest payments on the second lien credit facility in the first quarter of 2015 or 2014.

In March 2014, the majority shareholder of Aspect Software Group Holdings Ltd. acquired LiveVox, Inc. (“LiveVox”) a leading provider of cloud contact center solutions. The Company concurrently entered into a strategic partnership with LiveVox which initially focuses on a joint go to market between the companies. Aspect and LiveVox will cross-license and cross-sell each other’s products to better serve current and new customers. The companies will leverage the scale of both organizations to optimize efficiencies in network and telecommunications infrastructure. The Company’s Chief Executive Officer, Stewart
Bloom, was appointed to the board of directors of LiveVox. There were no amounts recorded in the accompanying condensed consolidated statements of operations or condensed consolidated balance sheet during the three month periods ended March 31, 2015 or 2014 related to this partnership.
NOTE 10—SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

NOTE 11—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Parent, Inc. and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. Each of the guarantor subsidiaries is 100% owned, directly or indirectly by Aspect Software Parent, Inc. The following represents the supplemental condensed financial information of Aspect Software Parent, Inc. and its guarantor and non-guarantor subsidiaries, as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014.

Supplemental Condensed Consolidating Balance Sheet (unaudited)
March 31, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,538	$26,715	$—	$35,253
Accounts receivable, net	62,663	58,250	(70,680)	50,233
Receivable due from Aspect Software Group Holdings Ltd.	448	—	—	448
Deferred tax assets	1,807	1,960	—	3,767
Other current assets	15,997	4,845	—	20,842
Total current assets	89,453	91,770	(70,680)	110,543
Property, plant, and equipment, net	18,043	3,219	—	21,262
Intangible assets, net	48,049	7,988	—	56,037
Goodwill	714,795	36,450	—	751,245
Investment in subsidiaries	77,750	—	(77,750)	—
Other assets	6,035	9,250	—	15,285
Total assets	$954,125	$148,677	$(148,430)	$954,372
Liabilities and deficit
Current liabilities:
Accounts payable	$49,955	$28,553	$(70,680)	$7,828
Current portion of long-term debt	6,095	—	—	6,095
Accrued liabilities	46,311	9,946	—	56,257
Deferred revenues	66,987	23,963	—	90,950
Total current liabilities	169,348	62,462	(70,680)	161,130
Deferred tax liabilities	31,525	1,094	—	32,619
Long-term deferred revenue	1,362	588	—	1,950
Long-term debt	763,003	—	—	763,003
Other long-term liabilities	42,068	6,783	—	48,851
Total liabilities	1,007,306	70,927	(70,680)	1,007,553
Total Aspect Software Parent, Inc. deficit	(53,181)	74,508	(77,750)	(56,423)
Noncontrolling interest	—	3,242	—	3,242
Total deficit	(53,181)	77,750	(77,750)	(53,181)
Total liabilities and deficit	$954,125	$148,677	$(148,430)	$954,372

Supplemental Condensed Consolidating Balance Sheet (unaudited)
December 31, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,124	$14,906	$—	$17,030
Accounts receivable, net	71,021	65,701	(76,799)	59,923
Receivable due from Aspect Software Group Holdings Ltd.	415	—	—	415
Deferred tax assets	1,808	1,908	—	3,716
Other current assets	16,496	5,009	—	21,505
Total current assets	91,864	87,524	(76,799)	102,589
Property, plant, and equipment, net	18,146	3,427	—	21,573
Intangible assets, net	50,855	8,625	—	59,480
Goodwill	714,795	36,268	—	751,063
Investment in subsidiaries	67,041	—	(67,041)	—
Other assets	8,166	8,990	—	17,156
Total assets	$950,867	$144,834	$(143,840)	$951,861
Liabilities and deficit
Current liabilities:
Accounts payable	$59,718	$32,168	$(76,799)	$15,087
Current portion of long-term debt	17,094	—	—	17,094
Accrued liabilities	39,423	14,268	—	53,691
Deferred revenues	52,045	17,867	—	69,912
Total current liabilities	168,280	64,303	(76,799)	155,784
Deferred tax liabilities	28,988	3,631	—	32,619
Long-term deferred revenue	1,571	897	—	2,468
Long-term debt	764,411	—	—	764,411
Other long-term liabilities	42,311	8,962	—	51,273
Total liabilities	1,005,561	77,793	(76,799)	1,006,555
Total Aspect Software Parent, Inc. deficit	(54,694)	63,409	(67,041)	(58,326)
Noncontrolling interest	—	3,632	—	3,632
Total deficit	(54,694)	67,041	(67,041)	(54,694)
Total liabilities and deficit	$950,867	$144,834	$(143,840)	$951,861

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended March 31, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$75,634	$34,665	$(4,268)	$106,031
Cost of revenues	33,638	14,313	(4,268)	43,683
Gross profit	41,996	20,352	—	62,348
Operating expenses:
Research and development	8,852	2,860	—	11,712
Selling, general and administrative	20,185	7,336	—	27,521
Amortization expense for acquired intangible assets	1,790	250	—	2,040
Restructuring (credits) charges	(228)	—	—	(228)
Total operating expenses	30,599	10,446	—	41,045
Income from operations	11,397	9,906	—	21,303
Interest and other income (expense), net	(16,480)	(2,469)	—	(18,949)
(Loss) income before income taxes	(5,083)	7,437	—	2,354
Provision for income taxes	722	944	—	1,666
Equity in earnings of subsidiaries	6,883	—	(6,883)	—
Net income	1,078	6,493	(6,883)	688
Less: Net loss attributable to noncontrolling interest	—	(390)	—	(390)
Net income attributable to Aspect Software Parent, Inc.	$1,078	$6,883	$(6,883)	$1,078
For the Three Months Ended March 31, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$72,943	$39,257	$(4,514)	$107,686
Cost of revenues	34,685	17,034	(4,514)	47,205
Gross profit	38,258	22,223	—	60,481
Operating expenses:
Research and development	11,274	3,013	—	14,287
Selling, general and administrative	20,834	10,194	—	31,028
Amortization expense for acquired intangible assets	1,792	290	—	2,082
Total operating expenses	33,900	13,497	—	47,397
Income from operations	4,358	8,726	—	13,084
Interest and other income (expense), net	(16,040)	(2,825)	—	(18,865)
(Loss) income before income taxes	(11,682)	5,901	—	(5,781)
Provision for income taxes	894	719	—	1,613
Equity in earnings of subsidiaries	5,474	—	(5,474)	—
Net (loss) income	(7,102)	5,182	(5,474)	(7,394)
Less: Net loss attributable to noncontrolling interest	—	(292)	—	(292)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(7,102)	$5,474	$(5,474)	$(7,102)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)

For the Three Months Ended March 31, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$1,078	$6,493	$(6,883)	$688
Change in cumulative translation adjustment	(627)	1,397	(15)	755
Comprehensive income	451	7,890	(6,898)	1,443
Comprehensive loss attributable to noncontrolling interest	—	(390)	—	(390)
Comprehensive income attributable to Aspect Software Parent, Inc.	$451	$8,280	$(6,898)	$1,833
For the Three Months Ended March 31, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(7,102)	$5,182	$(5,474)	$(7,394)
Change in cumulative translation adjustment	(335)	7	16	(312)
Comprehensive (loss) income	$(7,437)	$5,189	$(5,458)	$(7,706)
Comprehensive loss attributable to noncontrolling interest	—	—	(292)	(292)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(7,437)	$5,189	$(5,166)	$(7,414)

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Three Months Ended March 31, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in ) operating activities	$20,791	$12,183	$—	$32,974
Investing activities:
Purchases of property and equipment	$(1,852)	$(282)	$—	$(2,134)
Net cash used in investing activities	(1,852)	(282)	—	(2,134)
Financing activities:
Repayment of borrowings	(12,525)	—	—	(12,525)
Net cash used in by financing activities	(12,525)	—	—	(12,525)
Effect of exchange rate changes on cash	—	(92)	—	(92)
Net change in cash and cash equivalents	6,414	11,809	—	18,223
Cash and cash equivalents:
Beginning of period	2,124	14,906	—	17,030
End of period	$8,538	$26,715	$—	$35,253

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Three Months Ended March 31, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$18,092	$(1,913)	$—	$16,179
Investing activities:
Purchases of property and equipment	(2,009)	(421)	—	(2,430)
Net cash used in investing activities	(2,009)	(421)	—	(2,430)
Financing activities:
Repayment of borrowings	(16,100)	—	—	(16,100)
Proceeds received from capital contribution	4			4
Net cash provided by financing activities	(16,096)	—	—	(16,096)
Effect of exchange rate changes on cash	—	(275)	—	(275)
Net change in cash and cash equivalents	(13)	(2,609)	—	(2,622)
Cash and cash equivalents:
Beginning of period	3,764	22,930	—	26,694
End of period	$3,751	$20,321	$—	$24,072

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
engaging consumers through the channels and devices they expect, including social media and mobile services.

Results and Trends in Q1 2015
The following table sets forth certain key performance indicators for the three months ended March 31, 2015 and 2014:

(Dollars in millions)	Three Months Ended March 31,
	2015	2014	Change ($)	Constant Currency ($)
Net revenues	$106.0	$107.7	$(1.7)	$0.7
Adjusted EBITDA	26.8	24.8	2.0	2.1
On a constant currency basis, both our revenue and Adjusted EBITDA improved for the three months ended March 31, 2015 when compared to the prior year period. Weakening foreign currencies, primarily in Europe and Latin America, reduced our reported revenues and expenses for the first quarter of 2015 by approximately $2.6 million and $2.5 million, respectively, when comparing reported results to the prior year quarter. While we expect our customers' deployment preference to continue to shift to cloud from on premise, we are optimistic about our product revenue results for the first quarter of 2015. We added 29 new customer brands to our portfolio in the first quarter of 2015 contributing $3.6 million of bookings. Our cloud business continues to grow, with the first quarter of 2015 delivering our strongest quarter to date for revenue.

We have identified certain items that management uses as performance indicators to manage our business, including revenue and Adjusted EBITDA, and we describe these items further below.
Financial Summary
The following table sets forth the unaudited results of our operations expressed in dollars and as a percentage of net revenue for the three months ended March 31, 2015 and 2014:

(Dollars in millions)	Three Months Ended March 31,
	2015	2014	Change ($)	Constant Currency ($)
Net revenues	$106.0	$107.7	(1.7)	0.7
Total cost of revenues	43.7	47.2	(3.5)	(2.3)
Gross profit	62.3	60.5	1.8	3.0
Operating expenses	41.0	47.4	(6.4)	(5.1)
Income from operations	21.3	13.1	8.2	8.1
Interest and other expense, net	(18.9)	(18.9)	—	—
Income (loss) before income taxes	2.4	(5.8)	8.2	8.1
Provision for income taxes	1.7	1.6	0.1	0.1
Net income (loss)	0.7	(7.4)	8.1	8.0
Less: Net loss attributable to noncontrolling interest	(0.4)	(0.3)	(0.1)	(0.1)
Net income (loss) attributable to Aspect Software Parent, Inc.	$1.1	$(7.1)	$8.2	$8.1
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
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Three Months Ended March 31,
	2015	2014	Change ($)
Income from operations	$21.3	$13.1	$8.2
Depreciation and amortization	5.6	5.5	0.1
Stock based compensation	0.1	0.1	—
Sponsor management fees	0.5	0.5	—
Severance costs	0.7	3.1	(2.4)
Cost savings initiatives	—	3.3	(3.3)
Facilities restructuring charges & adjustments	(0.2)	—	(0.2)
Acquisition related costs & adjustments	—	0.3	(0.3)
Other (1)	(1.2)	(1.1)	(0.1)
Adjusted EBITDA	$26.8	$24.8	$2.0

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants, including but not limited to; acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges & adjustments.

Net Revenue
The following table presents the breakdown of net revenues:

(In millions)	Three Months Ended March 31,
	2015	2014	Change ($)	Constant Currency ($)
Product revenue	$19.0	$16.9	$2.1	$2.6
Recurring revenue	69.9	71.7	(1.8)	(0.5)
Services revenue	17.1	19.1	(2.0)	(1.4)
Total revenue	$106.0	$107.7	$(1.7)	$0.7
Product
Our product revenue is comprised of software sales that are installed on a customer's premise. The increase in product revenue year-over-year is primarily attributed to improved conversion rates for our qualified pipeline. During the first quarter of 2015, we added 29 new customers contributing $3.6 million to bookings. Partially offsetting these items were weakening foreign currencies which reduced our product revenue by $0.5 million for the three months ended March 31, 2015.
Recurring

(In millions)	Three Months Ended March 31,
	2015	2014	Change ($)	Constant Currency ($)
Cloud revenue	$14.0	$10.5	$3.5	$3.7
Core maintenance revenue	39.8	39.1	0.7	1.8
Signature maintenance revenue	16.1	22.1	(6.0)	(6.0)
Total recurring revenue	$69.9	$71.7	$(1.8)	$(0.5)
Cloud revenue is comprised of hosting and managed service revenue. Our Cloud revenue and new bookings increased by 33% and 48%, respectively, for the three months ended March 31, 2015 when compared to the prior year period. We expect this revenue stream to continue to become a more significant component of our total revenue as both prospective customers and existing customers opt for solutions requiring lower start up costs and predictable ongoing operating expenses. Our hosting and managed services deals typically include a service ramp up schedule of six or more months before the customer reaches their monthly committed booking level. This can result in a considerable conversion lag between bookings and revenue. We expanded our data center capabilities and coverage areas and we are focused on ease of implementation to accelerate the earnings process for these deals.
On a constant currency basis, our Core maintenance revenue would have been $1.1 million higher for the three months ended March 31, 2015. Our Core maintenance revenue increased on a year-over-year basis as we experienced growth in Voxeo and WFO on premise upsell opportunities. Substantially all of our customers subscribe to maintenance when purchasing our on premise solutions.
Our Signature maintenance revenue decreased during the three months ended March 31, 2015, when compared to the prior year periods as we migrated many of these customers to on premise or cloud Unified IP solutions. Additionally, we have experienced some customer consolidation due to license decommissioning resulting from agent downsizing.
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

(In millions)	Three Months Ended March 31,
	2015	2014	Change ($)
Deferred revenue - on balance sheet	$92.9	$99.7	$(6.8)
Contracted unbilled revenue - off balance sheet	69.8	58.0	11.8
Anticipated minute usage revenue - off balance sheet	21.3	15.4	5.9
Total	$184.0	$173.1	$17.7
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
Services
Services revenue is comprised of consulting, implementation and education revenue. On a constant currency basis, our services revenue would have been $0.6 million higher for the three months ended March 31, 2015. The remaining decline in services revenue year-over-year is primarily the result of the timing of our product revenue volume closing as our revenue from customers purchasing installation services lags their product order. In an effort to deliver a services revenue stream that is less dependent on the timing of premise software installations, our services team offers engagements in a consultancy role to partner with customers and prospective customers to design great customer experiences and run more efficient customer service support centers.
Cost of Revenue
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended March 31,
	2015	2014	Change ($)	Constant Currency ($)
Cost of product revenue	$4.3	$5.3	$(1.0)	$(0.8)
Cost of recurring revenue	23.1	23.3	(0.2)	0.3
Cost of services revenue	15.1	17.4	(2.3)	(1.8)
Amortization expense for acquired intangible assets	1.2	1.2	—	—
Total cost of revenues	$43.7	$47.2	$(3.5)	$(2.3)

The following table presents gross profit as a percentage of related revenue:

	Three Months Ended March 31,
	2015	2014	Change (pts)	Constant Currency (pts)
Product gross margin	77.4%	68.6%	8.8	8.2
Recurring gross margin	67.1%	67.5%	(0.4)	(0.5)
Services gross margin	11.7%	8.9%	2.8	2.6
Product
As the composition of our product revenue has continued to shift from Signature to our Core solutions our product gross margins benefited from these solutions having considerably less hardware costs, which results in more favorable gross margins.
Recurring

(Dollars in millions)	Three Months Ended March 31,
	2015	2014	Change		Constant Currency (pts)
Cloud gross margin	47.0%	44.8%	2.2	pts	1.8
Maintenance gross margin	72.1%	71.4%	0.7	pts	0.6

Cloud gross margins for the three months ended March 31, 2015, improved primarily as a result of volume growth. We will continue to invest in this business in advance of revenue generation and expect these margins to improve with volume growth.
Maintenance gross margins for the three months ended March 31, 2015, were favorably impacted by workforce redistributions that occurred in 2014 to ultimately reduce overall costs and better deliver service to our customers. Excluding the impact of these actions, maintenance gross margins were relatively consistent.
Services
During 2014 we redesigned the structure of our professional services organization to realign, invest and hire the skill sets necessary to better meet customer experience expectations and improve utilization. These actions resulted in additional one-time separation costs during the three months ended March 31, 2014 which had an unfavorable impact on gross margins. Over the past six months we have made significant progress in growing our project backlog, improving our realized billing rate and increasing our stand-alone services opportunities to reduce our dependency on product bookings.
Amortization
Amortization expense for acquired intangible assets was consistent when comparing the three months ended March 31, 2015 to the prior year period.
Operating Expenses

(In millions)	Three Months Ended March 31,
	2015	2014	Change ($)	Constant Currency
Research and development	$11.7	$14.3	$(2.6)	$(2.4)
Selling, general and administrative	27.5	31.0	(3.5)	(2.4)
Amortization expense for acquired intangible assets	2.0	2.1	(0.1)	(0.1)
Restructuring credits	(0.2)	—	(0.2)	(0.2)
Total	$41.0	$47.4	$(6.4)	$(5.1)
Research & Development
The decrease in research and development expenses in the three months ended March 31, 2015, compared to the prior year period is primarily related to realizing the benefits of cost reduction initiatives executed in the prior year which included workforce adjustments to lower cost geographies as well as reduced overall headcount in this function.
Selling, General & Administrative
The decrease in selling, general and administrative expenses in the three months ended March 31, 2015, compared to the prior year period is primarily related to realizing the benefits of cost reduction initiatives executed in the prior year which included workforce adjustments to lower cost geographies as well as reduced overall headcount in these functions. In addition, lower variable compensation costs and the favorable impact of foreign currencies weakening against the United States dollar resulted in lower expenses in the current year.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets was consistent when comparing the three months ended March 31, 2015 to the prior year period.
Restructuring Credits
Restructuring credits during the three months ended March 31, 2015, primarily reflect adjustments to prior year charges related to vacating excess capacity office space in certain facilities in the United States.

Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended March 31,
	2015	2014	Change ($)
Interest expense, net	$18.8	$19.1	$(0.3)
Exchange rate loss (gain)	0.2	(0.3)	0.5
Other expense, net	—	0.1	(0.1)
Total interest and other expense, net	$19.0	$18.9	$0.1

Interest expense for the three months ended March 31, 2015, decreased as compared to the prior year period due to lower debt levels resulting from scheduled principal payments.
For the three months ended March 31, 2015, we experienced an exchange rate gain primarily due to the strengthening of the United States dollar against foreign currencies. For the three months ended March 31, 2014, we experienced an exchange rate loss primarily due to weakening of the United States dollar against foreign currencies.
Income Taxes
The following table presents benefit from income taxes and the effective tax rate:

(Dollars in millions)	Three Months Ended March 31,
	2015	2014	Change
Provision for income taxes	$1.7	$1.6	$0.1
Effective tax rate	70.8%	(27.9)%	98.7	pts

The Company’s tax expense in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, and valuation allowance adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $11.2 million to $35.3 million at March 31, 2015 from $24.1 million at March 31, 2014. Our existing cash balance generated by operations and borrowings available under our credit facilities have served as our primary sources of short-term liquidity. Based on our current level of operations, we believe that our existing cash balance, cash flows generated from operations, borrowings available under our credit facilities and continued support from our shareholders, if needed, will be adequate to meet our liquidity needs for at least the next 12 months
A condensed statement of cash flows for the three months ended March 31, 2015 and 2014 follows:

(In millions)	Three Months Ended March 31,
	2015	2014
Net cash provided by (used for):
Net loss	$0.7	$(7.4)
Adjustments to net loss for non-cash items	7.9	8.9
Changes in operating assets and liabilities	24.4	14.7
Operating activities	33.0	16.2
Investing activities	(2.1)	(2.4)
Financing activities	(12.5)	(16.1)
Effect of exchange rate changes	(0.1)	(0.3)
Net change in cash and cash equivalents	18.3	(2.6)
Cash and cash equivalents at beginning of period	17.0	26.7
Cash and cash equivalents at end of period	$35.3	$24.1

Net Cash Provided by Operating Activities
The increase in net cash provided by operating activities was primarily due to improved operating results and strong quarterly collections of our annual maintenance renewals in the current year. Our days sales outstanding metric improved from 51 days for the first quarter of 2014 to 43 days for the first quarter of 2015.
Net Cash Used In Investing Activities
Net cash used in investing activities primarily represents our investments in our hosting data centers, revitalization of our office spaces and equipment purchases.
Net Cash Used In/Provided By Financing Activities
Financing cash flow activities for both periods presented primarily represents activities related to our debt. In the current year net cash used in financing activities reflects scheduled quarterly principal payments to our first-lien lenders and repayment of our revolver.
Debt Covenants
We were in compliance with all of our financial debt covenants as of March 31, 2015.
Off-Balance Sheet Arrangements
In the Annual Report on Form 10-K, we included a discussion of our off-balance sheet arrangements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.” There have been no significant changes to our off-balance sheet arrangements since December 31, 2015.
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

During the first three months of 2015, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosure of Market Risks
During the first three months of 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Annual Report on Form 10-K, for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 to the Condensed Consolidated Financial Statements included in our Quarterly Report, which is incorporated by reference herein.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to the Risk Factors section included the Annual Report of Aspect Software Parent, Inc. on Form 10-K (File No. 333-170936), for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 5. Other Information

(a) On May 14, 2015, the Board of Directors (the “Board”) of Aspect Software Inc. (the “Company”), a wholly-owned subsidiary of Aspect Software Parent, Inc. (the “Registrant”), appointed Rishi Chandna as a new director of the Company. Mr. Chandna has served as a Principal at Golden Gate Capital, a majority shareholder of the Registrant’s sole shareholder Aspect Software Group Holdings Ltd. since 2002. At Golden Gate Capital, Mr. Chandna focuses on investments in the broader technology sector with an emphasis on software and technology services. Prior to joining Golden Gate Capital, Mr. Chandna worked as an Associate Consultant in the Los Angeles office of Bain and Company. Previously, Mr. Chandna worked at Parnassus Investments, a San Francisco-based mutual fund. Mr. Chandna has an MBA from Harvard Business School and a BA in Economics from the University of California, Berkeley.

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

Date: May 15, 2015	ASPECT SOFTWARE PARENT, INC.

	By:	/s/ Robert J. Krakauer
Robert J. Krakauer, Executive Vice President and Chief Financial Officer