Form 10-Q
period 2015-06-30
Aspect Software Parent, Inc.
filed 2015-08-11
CIK 1506545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
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

The registrant had one ordinary share outstanding as of July 31, 2015.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aspect Software Parent, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$21,593	$17,030
Accounts receivable, net	43,342	59,923
Receivable due from Aspect Software Group Holdings Ltd.	482	415
Deferred tax assets	3,675	3,716
Other current assets	23,946	21,505
Total current assets	93,038	102,589
Property, plant, and equipment, net	22,079	21,573
Intangible assets, net	52,778	59,480
Goodwill	751,322	751,063
Other assets	8,869	17,156
Total assets	$928,086	$951,861
Liabilities and deficit
Current liabilities:
Accounts payable	$8,412	$15,087
Current portion of long-term debt	448,080	17,094
Accrued liabilities	46,425	53,691
Deferred revenues	81,767	69,912
Total current liabilities	584,684	155,784
Deferred tax liabilities	32,619	32,619
Long-term deferred revenue	1,609	2,468
Long-term debt (1)	319,615	764,411
Other long-term liabilities	49,137	51,273
Total liabilities	987,664	1,006,555
Commitments and contingencies (Note 8)
Deficit:
Ordinary shares, $1.00 par value: 50,000 share authorized and 1 share issued	—	—
Additional paid-in capital	35,736	35,588
Accumulated other comprehensive loss	(5,467)	(5,645)
Accumulated deficit	(92,654)	(88,269)
Total Aspect Software Parent, Inc. deficit	(62,385)	(58,326)
Noncontrolling interest	2,807	3,632
Total deficit	(59,578)	(54,694)
Total liabilities and deficit	$928,086	$951,861

(1)	$50.0 million held by a related party as of June 30, 2015 and December 31, 2014.

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net revenues:
Product revenue	$13,665	$12,927	$32,706	$29,781
Recurring revenue	69,514	73,761	139,427	145,508
Services revenue	18,084	20,898	35,161	39,983
Total net revenues	101,263	107,586	207,294	215,272
Cost of revenues:
Cost of product revenue	3,633	3,876	7,936	9,205
Cost of recurring revenue	21,075	22,190	44,092	45,450
Cost of services revenue	16,277	19,607	31,426	36,999
Amortization expense for acquired intangible assets	1,215	1,225	2,429	2,449
Total cost of revenues	42,200	46,898	85,883	94,103
Gross profit	59,063	60,688	121,411	121,169
Operating expenses:
Research and development	11,527	12,404	23,239	26,691
Selling, general and administrative	31,679	33,531	59,200	64,560
Amortization expense for acquired intangible assets	2,033	2,088	4,073	4,170
Restructuring charges	887	—	659	—
Total operating expenses	46,126	48,023	87,171	95,421
Income from operations	12,937	12,665	34,240	25,748
Interest and other expense, net	(17,921)	(19,018)	(36,870)	(37,883)
Loss before income taxes	(4,984)	(6,353)	(2,630)	(12,135)
Provision for (benefit from) income taxes	914	(2,001)	2,580	(387)
Net loss	$(5,898)	$(4,352)	$(5,210)	$(11,748)
Less: Net loss attributable to noncontrolling interest	(435)	(454)	(825)	(746)
Net loss attributable to Aspect Software Parent, Inc.	$(5,463)	$(3,898)	$(4,385)	$(11,002)
Aspect Software Parent, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(5,898)	$(4,352)	$(5,210)	$(11,748)
Change in cumulative translation adjustment	(577)	(527)	178	(839)
Comprehensive loss	(6,475)	(4,879)	(5,032)	(12,587)
Comprehensive loss attributable to noncontrolling interest	(435)	(454)	(825)	(746)
Comprehensive loss attributable to Aspect Software Parent, Inc.	$(6,040)	$(4,425)	$(4,207)	$(11,841)

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Deficit (unaudited)
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Aspect Software Parent, Inc. Shareholder's Deficit	Non-controlling Interest	Total Deficit
	Shares	Par Value
Balance at December 31, 2014	1	$—	$35,588	$(5,645)	$(88,269)	$(58,326)	$3,632	$(54,694)
Net loss	—	—	—	—	(4,385)	(4,385)	(825)	(5,210)
Other comprehensive income	—	—	—	178	—	178	—	178
Stock-based compensation	—	—	148	—	—	148	—	148
Balance at June 30, 2015	1	$—	$35,736	$(5,467)	$(92,654)	$(62,385)	$2,807	$(59,578)

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(5,210)	$(11,748)
Reconciliation of net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	4,885	4,477
Amortization expense for acquired intangible assets	6,502	6,619
Non-cash interest expense	3,624	3,060
Non-cash compensation expense	148	114
Increase to accounts receivable allowances	572	1,248
Deferred income taxes	—	1,142
Changes in operating assets and liabilities:
Accounts receivable	15,457	5,766
Receivable due from Aspect Software Group Holdings Ltd.	19	1,441
Other current assets and other assets	1,973	459
Accounts payable	(6,558)	(526)
Accrued liabilities and other liabilities	(8,530)	(13,446)
Deferred revenues	11,538	15,570
Net cash and cash equivalents provided by operating activities	24,420	14,176
Cash flows from investing activities:
Purchases of property and equipment	(5,419)	(6,297)
Net cash and cash equivalents used in investing activities	(5,419)	(6,297)
Cash flows from financing activities:
Repayment of borrowings	(14,050)	(28,200)
Borrowings under debt facilities	—	15,000
Proceeds received from capital contribution	—	4
Net cash and cash equivalents used in financing activities	(14,050)	(13,196)
Effect of exchange rate changes on cash	(388)	(757)
Net change in cash and cash equivalents	4,563	(6,074)
Cash and cash equivalents:
Beginning of period	17,030	26,694
End of period	$21,593	$20,620
Supplemental disclosure of cash flow information
Cash paid for interest	$34,224	$35,262
Cash paid for income taxes	$1,512	$2,225

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2014, included in the Annual Report on Form 10-K. All intercompany amounts related to the Company's consolidated subsidiaries have been eliminated in consolidation.
First Lien Credit Facility
The Company’s first lien credit facility, maturing in May 2016, has been classified as a current liability as of June 30, 2014. The public and private capital markets have served as the Company’s primary source of financing to fund large acquisitions and other large transactions, such as debt refinancings. The Company’s ability to access the debt and equity capital markets on economic terms is affected by general economic conditions, the domestic and global financial markets, the credit ratings assigned to its debt by independent credit rating agencies, its operational and financial performance, the value and performance of its equity and debt securities, and other macroeconomic factors outside of its control. The Company believes that it can and will arrange for alternative sources of debt financing, prior to the maturity of its Credit Facility in May 2016.
Recent Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company intends to adopt ASU No. 2015-03 as of December 31, 2015, and its adoption will result in the reclassification of debt issuance costs currently classified in other current assets and long-term assets to be offset against the carrying value of the Company's debt. Approximately $4.9 million and $2.5 million were classified as other current assets and other long-term assets, respectively, on the Company's Condensed Consolidated Balance Sheet as of June 30, 2015.
Also in April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on whether a cloud-computing arrangement contains a software license, and whether that license should be accounted for separately as an asset or solely as a service contract. This standard also aligns the accounting for licenses of internal-use software with the accounting for licenses of other acquired intangible assets. This standard is effective for interim and annual periods beginning January 1, 2016, but early adoption is permitted. It may be adopted either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Company is currently evaluating the potential impact of this standard on its Consolidated Financial Statements and determining which adoption method to use.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. This update could impact the timing and amounts of revenue recognized. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning December 15, 2017 and early adoption during 2016 is permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. The Company is currently assessing when it will adopt ASU 2014-09 and evaluating the method of adoption and the effect that implementation of this update will have on its Consolidated Financial Statements upon adoption.
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
NOTE 3—EQUITY
Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of services	$10	$2	$18	$16
Research and development	17	27	32	50
Selling, general and administrative	51	21	98	48
Total	$78	$50	$148	$114
NOTE 4—FAIR VALUE

Financial Assets and Liabilities Recorded at Fair Value
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of June 30, 2015 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$21,593	$21,593	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2014 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$17,030	$17,030	$—	$—

Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations were based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of June 30, 2015 and December 31, 2014, the Company's first lien credit facility had a fair value of approximately $442.7 million and $448.5 million, respectively. As of June 30, 2015 and December 31, 2014, the Company's senior second lien notes had a fair value of approximately $306.4 million and $302.4 million, respectively.

On February 4, 2013 the Company purchased 1,712,392 ordinary shares of eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom at a cost of approximately £1.25 million, or $1.9 million. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. The Company must achieve minimum annual revenue targets to maintain the exclusivity rights and was issued a conditional warrant to purchase up to 400,000 shares ,which is approximately 2% of its current outstanding equity, at a price of 0.79 pence per share based upon annual revenue levels within the first two years of the agreement. In addition, during 2014 the Company issued a convertible loan note to eg of approximately £0.55 million plus interest at an annual rate of 10%, which was converted to 435,945 shares at a price of 0.50 pence per share in the first quarter of 2015. The Company recorded the acquired shares at cost and has accounted for this investment under the equity method. Under this method, the Company recorded a reduction in the investment of less than $0.1 million for the three and six month periods ended June 30, 2014 for its proportionate share of eg’s net loss based on the most recently available financial statements. The Company's aggregate investment in eg was $2.2 million and $1.8 million as of June 30, 2015 and December 31, 2014, respectively.
NOTE 5—GOODWILL
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2014	$751,063
Foreign currency translation	259
Balance as of June 30, 2015	$751,322
NOTE 6—INCOME TAXES
The Company’s income tax expense was $0.9 million and $2.6 million for the three and six months ended June 30, 2015, respectively compared to an income tax benefit of $2.0 million and $0.4 million for the three months and six months ended June 30, 2014, respectively. The Company’s tax provision in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, valuation allowance adjustments, and foreign withholding taxes.
The Company’s total unrecognized tax benefits were approximately $35.4 million and $34.0 million as of June 30, 2015 and December 31, 2014, respectively. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. The Company believes that it is reasonably possible that there could be a reduction in unrecognized tax benefits during the next 12 months of approximately $2.0 million.

NOTE 7—RESTRUCTURING
Components of the restructuring accrual were as follows (in thousands):

Consolidation of Facilities Costs
Balance as of December 31, 2014	$3,046
Charges	659
Interest accretion	66
Payments	(743)
Balance as of June 30, 2015	$3,028
Restructuring adjustments during the six months ended June 30, 2015, primarily reflect revisions to prior year charges related to vacating excess capacity office space in certain facilities in the United States. There were no such charges as of June 30, 2014.
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
NOTE 9—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from Holdings' majority shareholder totaling $0.5 million for the three months ended June 30, 2015 and 2014 and$1.0 million for the six months ended June 30, 2015 and 2014. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, with a related accrued expense of $4.0 million and $3.0 million as of June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015 and December 31, 2014, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain of Holdings' shareholders to which the Company paid semi-annual interest of $2.7 million during the six months ended June 30, 2015 and 2014. The Company had accrued interest expense of approximately and $0.7 million related to certain of Holdings' shareholders' second lien credit facility holdings as of June 30, 2015 and December 31, 2014.

In March 2014, the majority shareholder of Aspect Software Group Holdings Ltd. acquired LiveVox, Inc. (“LiveVox”) a leading provider of cloud contact center solutions. The Company concurrently entered into a strategic partnership with LiveVox which initially focuses on a joint go to market between the companies. Aspect and LiveVox will cross-license and cross-sell each other’s products to better serve current and new customers. The companies will leverage the scale of both organizations to optimize efficiencies in network and telecommunications infrastructure. The Company’s Chief Executive Officer, Stewart
Bloom, was appointed to the board of directors of LiveVox. There were no amounts recorded in the accompanying condensed consolidated statements of operations or condensed consolidated balance sheet during the six month periods ended June 30, 2015 or 2014 related to this partnership.
NOTE 10—SUBSEQUENT EVENTS

On August 4, 2015, the Company invested approximately $2 million to acquire certain assets of a natural language processing software company. This investment will enhance the Company's solution portfolio by providing real-time multilingual text analytics, automatic translation and fast, cost-effective natural language interfaces.

The Company has evaluated all subsequent events and determined that there are no further material recognized or unrecognized subsequent events requiring disclosure.

See accompanying notes.

NOTE 11—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Parent, Inc. and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. Each of the guarantor subsidiaries is 100% owned, directly or indirectly by Aspect Software Parent, Inc. The following represents the supplemental condensed financial information of Aspect Software Parent, Inc. and its guarantor and non-guarantor subsidiaries, as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014.

Supplemental Condensed Consolidating Balance Sheet (unaudited)
June 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,448	$14,145	$—	$21,593
Accounts receivable, net	55,298	70,725	(82,681)	43,342
Receivable due from Aspect Software Group Holdings Ltd.	482	—	—	482
Deferred tax assets	1,809	1,866	—	3,675
Other current assets	18,784	5,162	—	23,946
Total current assets	83,821	91,898	(82,681)	93,038
Property, plant, and equipment, net	19,006	3,073	—	22,079
Intangible assets, net	45,243	7,535	—	52,778
Goodwill	714,795	36,527	—	751,322
Investment in subsidiaries	77,937	—	(77,937)	—
Other assets	(557)	9,426	—	8,869
Total assets	$940,245	$148,459	$(160,618)	$928,086
Liabilities and deficit
Current liabilities:
Accounts payable	$63,218	$27,875	$(82,681)	$8,412
Current portion of long-term debt	448,080	—	—	448,080
Accrued liabilities	35,592	10,833	—	46,425
Deferred revenues	60,722	21,045	—	81,767
Total current liabilities	607,612	59,753	(82,681)	584,684
Deferred tax liabilities	28,989	3,630	—	32,619
Long-term deferred revenue	1,156	453	—	1,609
Long-term debt	319,615	—	—	319,615
Other long-term liabilities	42,451	6,686	—	49,137
Total liabilities	999,823	70,522	(82,681)	987,664
Total Aspect Software Parent, Inc. deficit	(59,578)	75,130	(77,937)	(62,385)
Noncontrolling interest	—	2,807	—	2,807
Total deficit	(59,578)	77,937	(77,937)	(59,578)
Total liabilities and deficit	$940,245	$148,459	$(160,618)	$928,086

Supplemental Condensed Consolidating Balance Sheet (unaudited)
December 31, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,124	$14,906	$—	$17,030
Accounts receivable, net	71,021	65,701	(76,799)	59,923
Receivable due from Aspect Software Group Holdings Ltd.	415	—	—	415
Deferred tax assets	1,808	1,908	—	3,716
Other current assets	16,496	5,009	—	21,505
Total current assets	91,864	87,524	(76,799)	102,589
Property, plant, and equipment, net	18,146	3,427	—	21,573
Intangible assets, net	50,855	8,625	—	59,480
Goodwill	714,795	36,268	—	751,063
Investment in subsidiaries	67,041	—	(67,041)	—
Other assets	8,166	8,990	—	17,156
Total assets	$950,867	$144,834	$(143,840)	$951,861
Liabilities and deficit
Current liabilities:
Accounts payable	$59,718	$32,168	$(76,799)	$15,087
Current portion of long-term debt	17,094	—	—	17,094
Accrued liabilities	39,423	14,268	—	53,691
Deferred revenues	52,045	17,867	—	69,912
Total current liabilities	168,280	64,303	(76,799)	155,784
Deferred tax liabilities	28,988	3,631	—	32,619
Long-term deferred revenue	1,571	897	—	2,468
Long-term debt	764,411	—	—	764,411
Other long-term liabilities	42,311	8,962	—	51,273
Total liabilities	1,005,561	77,793	(76,799)	1,006,555
Total Aspect Software Parent, Inc. deficit	(54,694)	63,409	(67,041)	(58,326)
Noncontrolling interest	—	3,632	—	3,632
Total deficit	(54,694)	67,041	(67,041)	(54,694)
Total liabilities and deficit	$950,867	$144,834	$(143,840)	$951,861

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended June 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$71,973	$33,559	$(4,269)	$101,263
Cost of revenues	32,278	14,191	(4,269)	42,200
Gross profit	39,695	19,368	—	59,063
Operating expenses:
Research and development	8,609	2,918	—	11,527
Selling, general and administrative	21,192	10,487	—	31,679
Amortization expense for acquired intangible assets	1,789	244	—	2,033
Restructuring charges	863	24	—	887
Total operating expenses	32,453	13,673	—	46,126
Income from operations	7,242	5,695	—	12,937
Interest and other expense, net	(16,562)	(1,359)	—	(17,921)
(Loss) income before income taxes	(9,320)	4,336	—	(4,984)
Provision for income taxes	855	59	—	914
Equity in earnings of subsidiaries	4,709	—	(4,709)	—
Net (loss) income	(5,466)	4,277	(4,709)	(5,898)
Less: Net loss attributable to noncontrolling interest	—	(435)	—	(435)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(5,466)	$4,712	$(4,709)	$(5,463)

For the Three Months Ended June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$72,104	$40,865	$(5,383)	$107,586
Cost of revenues	34,766	17,515	(5,383)	46,898
Gross profit	37,338	23,350	—	60,688
Operating expenses:
Research and development	9,329	3,075	—	12,404
Selling, general and administrative	22,045	11,486	—	33,531
Amortization expense for acquired intangible assets	1,792	296	—	2,088
Total operating expenses	33,166	14,857	—	48,023
Income from operations	4,172	8,493	—	12,665
Interest and other expense, net	(17,555)	(1,463)	—	(19,018)
Income (loss) before income taxes	(13,383)	7,030	—	(6,353)
(Benefit from) provision for income taxes	(3,033)	1,032	—	(2,001)
Equity in earnings of subsidiaries	6,452	—	(6,452)	—
Net (loss) income	(3,898)	$5,998	$(6,452)	$(4,352)
Less: Net loss attributable to noncontrolling interest	—	(454)	—	(454)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(3,898)	$6,452	$(6,452)	$(3,898)

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Six Months Ended June 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$147,607	$68,224	$(8,537)	$207,294
Cost of revenues	65,916	28,504	(8,537)	85,883
Gross profit	81,691	39,720	—	121,411
Operating expenses:
Research and development	17,461	5,778	—	23,239
Selling, general and administrative	41,377	17,823	—	59,200
Amortization expense for acquired intangible assets	3,579	494	—	4,073
Restructuring charges	635	24	—	659
Total operating expenses	63,052	24,119	—	87,171
Income from operations	18,639	15,601	—	34,240
Interest and other expense, net	(33,042)	(3,828)	—	(36,870)
(Loss) income before income taxes	(14,403)	11,773	—	(2,630)
Provision for income taxes	1,577	1,003	—	2,580
Equity in earnings of subsidiaries	11,592	—	(11,592)	—
Net income	(4,388)	10,770	(11,592)	(5,210)
Less: Net loss attributable to noncontrolling interest	—	(825)	—	(825)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(4,388)	$11,595	$(11,592)	$(4,385)
For the Six Months Ended June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$145,042	$80,128	$(9,898)	$215,272
Cost of revenues	69,451	34,550	(9,898)	94,103
Gross profit	75,591	45,578	—	121,169
Operating expenses:
Research and development	20,603	6,088	—	26,691
Selling, general and administrative	42,887	21,673	—	64,560
Amortization expense for acquired intangible assets	3,584	586	—	4,170
Total operating expenses	67,074	28,347	—	95,421
Income from operations	8,517	17,231	—	25,748
Interest and other expense, net	(33,594)	(4,289)	—	(37,883)
(Loss) income before income taxes	(25,077)	12,942	—	(12,135)
(Benefit from) provision for income taxes	(2,140)	1,753	—	(387)
Equity in earnings of subsidiaries	11,935	—	(11,935)	—
Net (loss) income	(11,002)	11,189	(11,935)	(11,748)
Less: Net loss attributable to noncontrolling interest	—	(746)	—	(746)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(11,002)	$11,935	$(11,935)	$(11,002)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)

For the Three Months Ended June 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(5,466)	$4,277	$(4,709)	$(5,898)
Change in cumulative translation adjustment	639	(1,261)	45	(577)
Comprehensive (loss) income	(4,827)	3,016	(4,664)	(6,475)
Comprehensive loss attributable to noncontrolling interest	—	(435)	—	(435)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(4,827)	$3,451	$(4,664)	$(6,040)
For the Three Months Ended June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(3,898)	$5,998	$(6,452)	$(4,352)
Change in cumulative translation adjustment	238	(742)	(23)	(527)
Comprehensive income (loss)	$(3,660)	$5,256	$(6,475)	$(4,879)
Comprehensive loss attributable to noncontrolling interest	—	(454)	—	(454)
Comprehensive income (loss) attributable to Aspect Software Parent, Inc.	$(3,660)	$5,710	$(6,475)	$(4,425)

For the Six Months Ended June 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(4,388)	$10,770	$(11,592)	$(5,210)
Change in cumulative translation adjustment	12	136	30	178
Comprehensive (loss) income	(4,376)	10,906	(11,562)	(5,032)
Comprehensive loss attributable to noncontrolling interest	—	(825)	—	(825)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(4,376)	$11,731	$(11,562)	$(4,207)
For the Six Months Ended June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(11,002)	$11,189	$(11,935)	$(11,748)
Change in cumulative translation adjustment	(97)	(735)	(7)	(839)
Comprehensive (loss) income	$(11,099)	$10,454	$(11,942)	$(12,587)
Comprehensive loss attributable to noncontrolling interest	—	(746)	—	(746)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(11,099)	$11,200	$(11,942)	$(11,841)

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Six Months Ended June 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$24,290	$130	$—	$24,420
Investing activities:
Purchases of property and equipment	$(4,916)	$(503)	$—	$(5,419)
Net cash used in investing activities	(4,916)	(503)	—	(5,419)
Financing activities:
Repayment of borrowings	(14,050)	—	—	(14,050)
Net cash used in by financing activities	(14,050)	—	—	(14,050)
Effect of exchange rate changes on cash	—	(388)	—	(388)
Net change in cash and cash equivalents	5,324	(761)	—	4,563
Cash and cash equivalents:
Beginning of period	2,124	14,906	—	17,030
End of period	$7,448	$14,145	$—	$21,593

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Six Months Ended June 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$21,266	$(7,090)	$—	$14,176
Investing activities:
Purchases of property and equipment	(5,322)	(975)	—	(6,297)
Net cash used in investing activities	(5,322)	(975)	—	(6,297)
Financing activities:
Repayment of borrowings	(28,200)	—	—	(28,200)
Borrowings under debt facilities	15,000	—	—	15,000
Proceeds received from capital contribution	4			4
Net cash provided by financing activities	(13,196)	—	—	(13,196)
Effect of exchange rate changes on cash	—	(757)	—	(757)
Net change in cash and cash equivalents	2,748	(8,822)	—	(6,074)
Cash and cash equivalents:
Beginning of period	3,764	22,930	—	26,694
End of period	$6,512	$14,108	$—	$20,620

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
engaging consumers through the channels and devices they expect, including social media and mobile services.

Results and Trends in 2015
The following table sets forth certain key performance indicators for the three and six months ended June 30, 2015 and 2014:

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change ($)	Constant Currency ($)	2015	2014	Change ($)	Constant Currency ($)
Net revenues	$101.3	$107.6	$(6.3)	$(2.7)	$207.3	$215.3	$(8.0)	$(2.0)
Adjusted EBITDA	22.1	21.7	0.4	0.7	48.9	46.5	2.4	2.8
On a constant currency basis, our net revenues declined slightly for both the three and six months ended June 30, 2015, when compared to the prior year periods. While we expect our customers' deployment preference to continue to shift to cloud from on premise, we are optimistic about our product revenue results for the first half of 2015. We added 49 new customer brands to our portfolio in the first six months of 2015 contributing $5.1 million of bookings. Our cloud business continues to grow, with the second quarter of 2015 delivering our strongest quarter to date for revenue.

Our Adjusted EBITDA improved for both the three and six months ended June 30, 2015 when compared to the prior year periods as we closely manage our expenses and have realized the benefit of cost reduction actions taken in prior periods.
We have identified certain items that management uses as performance indicators to manage our business, including revenue and Adjusted EBITDA, and we describe these items further below.
Financial Summary
The following table sets forth the unaudited results of our operations for the three and six months ended June 30, 2015 and 2014:

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change ($)	Constant Currency ($)	2015	2014	Change ($)	Constant Currency ($)
Net revenues	$101.3	$107.6	(6.3)	(2.7)	$207.3	$215.3	(8.0)	(2.0)
Total cost of revenues	42.2	46.9	(4.7)	(3.2)	85.8	94.1	(8.3)	(5.6)
Gross profit	59.1	60.7	(1.6)	0.5	121.5	121.2	0.3	3.6
Operating expenses	46.1	48.0	(1.9)	(0.2)	87.1	95.4	(8.3)	(5.4)
Income from operations	13.0	12.7	0.3	0.7	34.4	25.8	8.6	9.0
Interest and other expense, net	(18.0)	(19.0)	1.0	1.0	(36.9)	(37.9)	1.0	1.0
(Loss) income before income taxes	(5.0)	(6.3)	1.3	1.7	(2.5)	(12.1)	9.6	10.0
Provision for income taxes	0.9	(2.0)	2.9	2.9	2.6	(0.4)	3.0	3.0
Net loss	(5.9)	(4.3)	(1.6)	(1.2)	(5.1)	(11.7)	6.6	7.0
Less: Net loss attributable to noncontrolling interest	(0.4)	(0.5)	0.1	0.1	(0.8)	(0.7)	(0.1)	(0.1)
Net loss attributable to Aspect Software Parent, Inc.	$(5.5)	$(3.8)	$(1.7)	$(1.3)	$(4.3)	$(11.0)	$6.7	$7.1
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

The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change ($)	2015	2014	Change ($)
Income from operations	$13.0	$12.7	$0.3	$34.4	$25.8	$8.6
Depreciation and amortization	5.8	5.6	0.2	11.4	11.1	0.3
Stock based compensation	0.1	0.1	—	0.2	0.2	—
Sponsor management fees	0.5	0.5	—	1.0	1.0	—
Severance costs	1.3	0.7	0.6	2.0	3.8	(1.8)
Cost savings initiatives	—	1.6	(1.6)	—	4.9	(4.9)
Facilities restructuring charges & adjustments	0.9	—	0.9	0.7	—	0.7
Acquisition related costs & adjustments	—	0.1	(0.1)	—	0.4	(0.4)
Other (1)	0.5	0.4	0.1	(0.6)	(0.6)	—
Adjusted EBITDA	$22.1	$21.7	$0.4	$49.1	$46.6	$2.5

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants, including but not limited to; acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges & adjustments.

Net Revenue
The following table presents the breakdown of net revenues:

(In millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change ($)	Constant Currency ($)	2015	2014	Change ($)	Constant Currency ($)
Product revenue	$13.7	$12.9	$0.8	$1.5	$32.7	$29.8	$2.9	$4.1
Recurring revenue	69.5	73.8	(4.3)	(2.1)	139.4	145.5	(6.1)	(2.6)
Services revenue	18.1	20.9	(2.8)	(2.1)	35.2	40.0	(4.8)	(3.5)
Total revenue	$101.3	$107.6	$(6.3)	$(2.7)	$207.3	$215.3	$(8.0)	$(2.0)
Product
Our product revenue is comprised of software sales that are installed on a customer's premise. The increase in product revenue year-over-year is primarily attributed to improved conversion rates for our qualified pipeline. During the six months of 2015, we added 49 new customers contributing $5.1 million to bookings. Partially offsetting these items were weakening foreign currencies which reduced our product revenue by $1.2 million for the six months ended June 30, 2015.
Recurring

(In millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change ($)	Constant Currency ($)	2015	2014	Change ($)	Constant Currency ($)
Cloud revenue	$14.8	$11.2	$3.6	$4.0	$28.8	$21.7	$7.1	$7.7
Core maintenance revenue	40.5	41.3	(0.8)	0.5	80.2	80.4	(0.2)	2.2
Signature maintenance revenue	14.2	21.3	(7.1)	(6.6)	30.4	43.4	(13.0)	(12.5)
Total recurring revenue	$69.5	$73.8	$(7.9)	$(2.1)	$139.4	$145.5	$(6.1)	$(2.6)
Cloud revenue is comprised of hosting and managed service revenue. Our Cloud revenue increased by more than 30% for both the three and six months ended June 30, 2015 when compared to the prior year periods. We expect this revenue stream to continue to become a more significant component of our total revenue as both prospective customers and existing customers opt for solutions requiring lower start up costs and predictable ongoing operating expenses. Our hosting and managed services deals typically include a service ramp up schedule of six or more months before the customer reaches their monthly committed booking level. This can result in a considerable conversion lag between bookings and revenue. We expanded our data center capabilities and coverage areas and we are focused on ease of implementation to accelerate the earnings process for these deals.

On a constant currency basis, our Core maintenance revenue would have been $1.3 million higher for the three months ended June 30, 2015 and $2.4 million higher for the six months ended June 30, 2015. Our Core maintenance revenue increased on a year-over-year basis as we experienced growth in Voxeo and Unified IP premise upsell opportunities. Substantially all of our customers subscribe to maintenance when purchasing our on premise solutions.
Our Signature maintenance revenue decreased during the three and six months ended June 30, 2015, when compared to the prior year periods as we migrated many of these customers to on premise or cloud Unified IP solutions. Additionally, we have experienced some customer consolidation due to license decommissioning resulting from agent downsizing.
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

(In millions)	June 30,
	2015	2014	Change ($)
Deferred revenue - on balance sheet	$83.4	$97.3	$(13.9)
Contracted unbilled revenue - off balance sheet	72.4	61.1	11.3
Anticipated minute usage revenue - off balance sheet	17.0	21.6	(4.6)
Total	$172.8	$180.0	$(7.2)
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
Services
Services revenue is comprised of consulting, implementation and education revenue. On a constant currency basis, our services revenue would have been $0.7 million and $1.3 million higher for the three and six months ended June 30, 2015. The remaining decline in services revenue year-over-year is primarily the result of the timing of our product revenue volume closing as our revenue from customers purchasing installation services lags their product order. In an effort to deliver a services revenue stream that is less dependent on the timing of premise software installations, our services team offers engagements in a consultancy role to partner with customers and prospective customers to design great customer experiences and run more efficient customer service support centers.
Cost of Revenue
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change ($)	Constant Currency ($)	2015	2014	Change ($)	Constant Currency ($)
Cost of product revenue	$3.6	$3.9	$(0.3)	$—	$7.9	$9.2	$(1.3)	$(0.7)
Cost of recurring revenue	21.1	22.2	(1.1)	(0.5)	44.1	45.5	(1.4)	(0.4)
Cost of services revenue	16.3	19.6	(3.3)	(2.7)	31.4	37.0	(5.6)	(4.5)
Amortization expense for acquired intangible assets	1.2	1.2	—	—	2.4	2.4	—	—
Total cost of revenues	$42.2	$46.9	$(4.7)	$(3.2)	$85.8	$94.1	$(8.3)	$(5.6)

The following table presents gross profit as a percentage of related revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change (pts)	Constant Currency (pts)	2015	2014	Change (pts)	Constant Currency (pts)
Product gross margin	73.7%	69.8%	3.9	3.1	75.8%	69.1%	6.7	5.8
Recurring gross margin	69.6%	69.9%	(0.3)	0.1	68.4%	68.7%	(0.3)	(0.3)
Services gross margin	9.9%	6.2%	3.7	4.4	10.8%	7.5%	3.3	2.0
Product
As the composition of our product revenue has continued to shift from Signature to our Core solutions our product gross margins benefited from these solutions having considerably less hardware costs, which results in more favorable gross margins.
Recurring

	Three Months Ended June 30,					Six Months Ended June 30,
	2015	2014	Change		Constant Currency (pts)	2015	2014	Change		Constant Currency (pts)
Cloud gross margin	49.3%	44.6%	4.7	pts	5.4	48.3%	45.2%	3.1	pts	3.5
Maintenance gross margin	75.1%	74.4%	0.7	pts	0.6	73.6%	72.9%	0.7	pts	0.7
Cloud gross margins for the three and six months ended June 30, 2015, improved primarily as a result of volume growth. We will continue to invest in this business in advance of revenue generation and expect these margins to improve with volume growth.
Maintenance gross margins for the three and six months ended June 30, 2015, were favorably impacted by workforce redistributions that occurred in 2014 to ultimately reduce overall costs and better deliver service to our customers. Excluding the impact of these actions, maintenance gross margins were relatively consistent year-over-year.
Services
During 2014 we redesigned the structure of our professional services organization to realign, invest and hire the skill sets necessary to better meet customer experience expectations and improve utilization. These actions resulted in additional one-time separation costs during the first half of 2014 which had an unfavorable impact on gross margins. Over the past six months we have made significant progress in growing our project backlog, improving our realized billing rate and increasing our stand-alone services opportunities to reduce our dependency on product bookings.
Amortization
Amortization expense for acquired intangible assets was consistent when comparing the three and six months ended June 30, 2015 to the prior year periods.
Operating Expenses

(In millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change ($)	Constant Currency	2015	2014	Change ($)	Constant Currency
Research and development	$11.5	$12.4	$(0.9)	(0.6)	$23.2	$26.7	$(3.5)	$(3.0)
Selling, general and administrative	31.7	33.5	(1.8)	(0.4)	59.1	64.5	(5.4)	(2.9)
Amortization expense for acquired intangible assets	2.0	2.1	(0.1)	(0.1)	4.1	4.2	(0.1)	(0.2)
Restructuring charges	0.9	—	0.9	0.9	0.7	—	0.7	0.7
Total	$46.1	$48.0	$(1.9)	$(0.2)	$87.1	$95.4	$(8.3)	$(5.4)
Research & Development
The decrease in research and development expenses in the three and six months ended June 30, 2015, compared to the prior year periods is primarily related to realizing the benefits of cost reduction initiatives executed in the prior year which included workforce adjustments to lower cost geographies as well as reduced overall headcount in this function.

Selling, General & Administrative
The decrease in selling, general and administrative expenses in the three and six months ended June 30, 2015, compared to the prior year periods is primarily related to realizing the benefits of cost reduction initiatives executed in the prior year which included workforce adjustments to lower cost geographies as well as reduced overall headcount in these functions. In addition, lower variable compensation costs and the favorable impact of foreign currencies weakening against the United States dollar resulted in lower expenses in the current year.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets was relatively consistent when comparing the three and six months ended June 30, 2015 to the prior year periods.
Restructuring Charges
Restructuring charges during the three and six months ended June 30, 2015, primarily reflect cost related to vacating excess capacity office space in certain facilities in the United States.
Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change ($)	2015	2014	Change ($)
Interest expense, net	$18.8	$18.8	$—	$37.6	$37.9	$(0.3)
Exchange rate gain	(0.9)	(0.2)	(0.7)	(0.7)	(0.1)	(0.6)
Other expense, net	—	—	—	—	0.1	(0.1)
Total interest and other expense, net	$17.9	$18.6	$(0.7)	$36.9	$37.9	$(1.0)

Interest expense for the six months ended June 30, 2015, decreased as compared to the prior year period due to lower debt levels resulting from scheduled principal payments.
For each of the periods presented, we experienced exchange rate gains primarily due to the strengthening of the United States dollar against foreign currencies.
Income Taxes
The following table presents benefit from income taxes and the effective tax rate:

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
Provision for (benefit from) income taxes	$0.9	$(2.0)	$2.9		$2.6	$(0.4)	$3.0
Effective tax rate	(18.3)%	31.5%	(49.8	) pts	(98.1)%	3.2%	(101.3	) pts

The Company’s tax expense in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, and valuation allowance adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1.0 million to $21.6 million at June 30, 2015 from $20.6 million at June 30, 2014. Our existing cash balance generated by operations and borrowings available under our credit facilities have served as our primary sources of short-term liquidity. The public and private capital markets have served as our primary source of financing to fund large acquisitions and other large transactions, such as debt refinancings. In the past, we have issued debt and equity in both the public and private capital markets. Our ability to access the debt and equity capital markets on economic terms is affected by general economic conditions, the domestic and global financial markets, the credit ratings assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity and debt securities, and other macroeconomic factors outside of our control. We believe that our existing cash, expected cash flows provided by operating activities, and the funds available under the credit facility will be sufficient to fund our normal recurring operating needs and our contractual obligations. We believe that we can and will arrange for alternative sources of debt financing, prior to the maturity of our Credit Facility in May 2016.
A condensed statement of cash flows for the six months ended June 30, 2015 and 2014 follows:

(In millions)	Six Months Ended June 30,
	2015	2014
Net cash provided by (used for):
Net loss	$(5.2)	$(11.7)
Adjustments to net loss for non-cash items	15.7	16.6
Changes in operating assets and liabilities	13.9	9.3
Operating activities	24.4	14.2
Investing activities	(5.4)	(6.3)
Financing activities	(14.0)	(13.2)
Effect of exchange rate changes	(0.4)	(0.8)
Net change in cash and cash equivalents	4.6	(6.1)
Cash and cash equivalents at beginning of period	17.0	26.7
Cash and cash equivalents at end of period	$21.6	$20.6

Net Cash Provided by Operating Activities
The increase in net cash provided by operating activities was primarily due to improved operating results and strong quarterly collections of our annual maintenance renewals in the current year. Our days sales outstanding metric improved from 44 days for the second quarter of 2014 to 39 days for the same period in 2015.
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
Debt Covenants
We were in compliance with all of our financial debt covenants as of June 30, 2015.
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
During the first six months of 2015, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosure of Market Risks
During the first six months of 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Annual Report on Form 10-K, for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 11, 2015	ASPECT SOFTWARE PARENT, INC.

	By:	/s/ Robert J. Krakauer
Robert J. Krakauer, Executive Vice President and Chief Financial Officer