Form 10-Q
period 2015-09-30
Aspect Software Parent, Inc.
filed 2015-11-17
CIK 1506545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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

The registrant had one ordinary share outstanding as of October 31, 2015.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aspect Software Parent, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$26,858	$17,030
Accounts receivable, net	49,186	59,923
Receivable due from Aspect Software Group Holdings Ltd.	482	415
Deferred tax assets	3,271	3,716
Other current assets	23,017	21,505
Total current assets	102,814	102,589
Property, plant, and equipment, net	21,790	21,573
Intangible assets, net	50,147	59,480
Goodwill	753,283	751,063
Other assets	8,560	17,156
Total assets	$936,594	$951,861
Liabilities and deficit
Current liabilities:
Accounts payable	$9,545	$15,087
Current portion of long-term debt	475,920	17,094
Accrued liabilities	53,140	53,691
Deferred revenues	62,320	69,912
Total current liabilities	600,925	155,784
Deferred tax liabilities	33,202	32,619
Long-term deferred revenue	1,164	2,468
Long-term debt (1)	319,662	764,411
Other long-term liabilities	48,463	51,273
Total liabilities	1,003,416	1,006,555
Commitments and contingencies (Note 9)
Deficit:
Ordinary shares, $1.00 par value: 50,000 share authorized and 1 share issued	—	—
Additional paid-in capital	36,807	35,588
Accumulated other comprehensive loss	(4,184)	(5,645)
Accumulated deficit	(101,910)	(88,269)
Total Aspect Software Parent, Inc. deficit	(69,287)	(58,326)
Noncontrolling interest	2,465	3,632
Total deficit	(66,822)	(54,694)
Total liabilities and deficit	$936,594	$951,861

(1)	$9.7 million and $3.7 million held by a related party as of September 30, 2015 and December 31, 2014, respectively.

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net revenues:
Product revenue	$12,810	$21,408	$45,516	$51,189
Recurring revenue	67,930	72,248	207,357	217,756
Services revenue	16,608	19,794	51,769	59,777
Total net revenues	97,348	113,450	304,642	328,722
Cost of revenues:
Cost of product revenue	3,341	6,071	11,277	15,276
Cost of recurring revenue	21,776	22,203	65,868	67,653
Cost of services revenue	15,484	19,198	46,910	56,197
Amortization expense for acquired intangible assets	1,227	1,225	3,656	3,674
Total cost of revenues	41,828	48,697	127,711	142,800
Gross profit	55,520	64,753	176,931	185,922
Operating expenses:
Research and development	11,514	12,500	34,753	39,191
Selling, general and administrative	27,723	29,561	86,923	94,121
Amortization expense for acquired intangible assets	1,985	2,035	6,058	6,205
Restructuring charges	88	—	747	—
Total operating expenses	41,310	44,096	128,481	139,517
Income from operations	14,210	20,657	48,450	46,405
Interest and other expense, net	(22,341)	(19,208)	(59,211)	(57,091)
(Loss) income before income taxes	(8,131)	1,449	(10,761)	(10,686)
Provision for (benefit from) income taxes	1,467	(846)	4,047	(1,233)
Net (loss) income	$(9,598)	$2,295	$(14,808)	$(9,453)
Less: Net loss attributable to noncontrolling interest	(342)	(509)	(1,167)	(1,255)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(9,256)	$2,804	$(13,641)	$(8,198)
Aspect Software Parent, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net (loss) income	$(9,598)	$2,295	$(14,808)	$(9,453)
Change in cumulative translation adjustment	1,283	759	1,461	(80)
Comprehensive (loss) income	(8,315)	3,054	(13,347)	(9,533)
Comprehensive loss attributable to noncontrolling interest	(342)	(509)	(1,167)	(1,255)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(7,973)	$3,563	$(12,180)	$(8,278)

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statement of Deficit (unaudited)
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Aspect Software Parent, Inc. Shareholder's Deficit	Non-controlling Interest	Total Deficit
	Shares	Par Value
Balance at December 31, 2014	1	$—	$35,588	$(5,645)	$(88,269)	$(58,326)	$3,632	$(54,694)
Net loss	—	—	—	—	(13,641)	(13,641)	(1,167)	(14,808)
Other comprehensive income	—	—	—	1,461	—	1,461	—	1,461
Additional contribution from Aspect Software Group Holdings, Ltd.	—	—	1,000	—	—	1,000	—	1,000
Stock-based compensation	—	—	219	—	—	219	—	219
Balance at September 30, 2015	1	$—	$36,807	$(4,184)	$(101,910)	$(69,287)	$2,465	$(66,822)

See accompanying notes.

Aspect Software Parent, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(14,808)	$(9,453)
Reconciliation of net loss to net cash and cash equivalents provided by operating activities:
Depreciation	7,747	6,839
Amortization expense for acquired intangible assets	9,714	9,879
Non-cash interest expense	5,404	4,508
Non-cash compensation expense	219	270
Increase to accounts receivable allowances	496	2,284
Deferred income taxes	952	(9,986)
Changes in operating assets and liabilities:
Accounts receivable	8,725	2,090
Receivable due from Aspect Software Group Holdings Ltd.	(67)	1,397
Other current assets and other assets	1,239	1,065
Accounts payable	(5,315)	2,162
Accrued liabilities and other liabilities	(2,249)	4,023
Deferred revenues	(7,596)	4,053
Net cash and cash equivalents provided by operating activities	4,461	19,131
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(1,000)	—
Purchases of property and equipment	(8,109)	(8,660)
Net cash and cash equivalents used in investing activities	(9,109)	(8,660)
Cash flows from financing activities:
Repayment of borrowings	(30,575)	(46,800)
Borrowings under debt facilities	44,000	15,000
Proceeds received from capital contribution	—	7,004
Net cash and cash equivalents provided by (used in) financing activities	13,425	(24,796)
Effect of exchange rate changes on cash	1,051	(126)
Net change in cash and cash equivalents	9,828	(14,451)
Cash and cash equivalents:
Beginning of period	17,030	26,694
End of period	$26,858	$12,243
Supplemental disclosure of cash flow information
Cash paid for interest	$44,853	$44,162
Cash paid for income taxes	$2,312	$1,553

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2014, included in the Annual Report on Form 10-K. All intercompany amounts related to the Company's consolidated subsidiaries have been eliminated in consolidation.
First Lien Credit Facility
The Company’s first lien credit facility, maturing in May 2016, has been classified as a current liability. The public and private capital markets have served as the Company’s primary source of financing to fund large acquisitions and other large transactions, such as debt refinancings. Because the Company lacks the cash flow from operations to fully pay the first lien credit facility at maturity, the Company is actively pursuing and considering a number of actions to adequately address its short- and long-term balance sheet requirements before maturity. While the Company currently believes it will execute on these actions by such time, there can be no assurance that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet the Company’s obligations.  The Company’s ability to refinance any of its existing indebtedness, including the first lien credit facility, on commercially reasonable terms may be materially and adversely impacted by general economic conditions, the domestic and global financial markets, the credit ratings assigned to its debt by independent credit rating agencies, its operational and financial performance, the value and performance of its equity and debt securities, and other macroeconomic factors outside of its control.
Recent Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company intends to adopt ASU No. 2015-03 as of December 31, 2015, and its adoption will result in the reclassification of debt issuance costs currently classified in other current assets and long-term assets to be offset against the carrying value of the Company's debt. Approximately $3.4 million and $2.2 million of such deferred costs were classified as other current assets and other long-term assets, respectively, on the Company's Condensed Consolidated Balance Sheet as of September 30, 2015.
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
The Company records its estimate for customer returns or other customer allowances as a reduction in revenues. In determining the Company’s revenue reserve estimate, and in accordance with internal policy, the Company relies on historical data and known returned goods in transit. These factors, and unanticipated changes in the economic and industry environments, could cause the Company’s return estimates to differ from actual results.
NOTE 3—BUSINESS COMBINATIONS
LINGUASYS
On August 4, 2015, the Company acquired certain assets of LinguaSys, a natural language processing software company. This investment enhances the Company's solution portfolio by providing real-time multilingual text analytics, automatic translation and fast, cost-effective natural language interfaces.
The total purchase price consideration provided by the Company was $2.0 million, comprised of equal parts cash and common shares of Aspect Group Holdings, Ltd. The Company determined the acquisition-date fair value of the contingent consideration liabilities, based on the likelihood of cash payments related to the contingent earn-out clauses, as part of the consideration transferred. The maximum contingent earn-out is $1.0 million. The acquisition of LinguaSys was accounted for as a purchase of a business under ASC 805 Business Combinations. Accordingly, the results of Linguasys have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company's financial results.
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

The purchase price for Linguasys has been preliminarily allocated as follows (in thousands):

Description	Amount
Goodwill	1,690
Customer relationships	265
Tradename and trademarks	35
Technology	510
Accrued expenses	(500)
Net assets acquired	$2,000

NOTE 4—EQUITY
Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of services	$11	$82	$29	$98
Research and development	10	24	42	74
Selling, general and administrative	50	50	148	98
Total	$71	$156	$219	$270
NOTE 5—FAIR VALUE

Financial Assets and Liabilities Recorded at Fair Value
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of September 30, 2015 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$26,858	$26,858	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2014 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$17,030	$17,030	$—	$—

Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations were based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of September 30, 2015 and December 31, 2014, the Company's first lien credit facility had a fair value of approximately $435.7 million and $448.5 million, respectively. As of September 30, 2015 and December 31, 2014, the Company's senior second lien notes had a fair value of approximately $270.4 million and $302.4 million, respectively.

On February 4, 2013 the Company purchased 1,712,392 ordinary shares of eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom at a cost of approximately £1.25 million, or $1.9 million. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. The Company must achieve minimum annual revenue targets to maintain the exclusivity rights and was issued a conditional warrant to purchase up to 400,000 shares ,which is approximately 2% of its current outstanding equity, at a price of 0.79 pence per share based upon annual revenue levels within the first two years of the agreement. In addition, during 2014 the Company issued a convertible loan note to eg of approximately £0.55 million plus interest at an annual rate of 10%, which was converted to 435,945 shares at a price of 0.50 pence per share in the first quarter of 2015. The Company recorded the acquired shares at cost and has accounted for this investment under the equity method. Under this method, the Company recorded a reduction in the investment of less than $0.1 million for the three and nine month periods ended September 30, 2014 for its proportionate share of eg’s net loss based on the most recently available financial statements. The Company's aggregate investment in eg was $2.2 million and $1.8 million as of September 30, 2015 and December 31, 2014, respectively.
NOTE 6—GOODWILL
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2014	$751,063
Foreign currency translation	530
Additions	1,690
Balance as of September 30, 2015	$753,283
NOTE 7—INCOME TAXES
The Company’s income tax expense was $1.5 million and $4.0 million for the three and nine months ended September 30, 2015, respectively compared to an income tax benefit of $0.8 million and $1.2 million for the three and nine months ended September 30, 2014, respectively. The Company’s tax provision in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, valuation allowance adjustments, and foreign withholding taxes.
The Company’s total unrecognized tax benefits were approximately $34.0 million as of September 30, 2015 and December 31, 2014. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. The Company believes that it is reasonably possible that there could be a reduction in unrecognized tax benefits during the next 12 months of approximately $1.6 million.
NOTE 8—RESTRUCTURING
Components of the restructuring accrual were as follows (in thousands):

Consolidation of Facilities Costs
Balance as of December 31, 2014	$3,046
Charges	747
Interest accretion	105
Payments	(1,287)
Balance as of September 30, 2015	$2,611
Restructuring charges during the nine months ended September 30, 2015, primarily reflect vacating excess capacity office space in certain facilities in the United States. There were no such charges during the nine months ended September 30, 2014.
NOTE 9—CONTINGENCIES
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

NOTE 10—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from Holdings' majority shareholder totaling $0.5 million for the three months ended September 30, 2015 and 2014 and$1.5 million for the nine months ended September 30, 2015 and 2014. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, with a related accrued expense of $4.5 million and $3.0 million as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, approximately $10.0 million of the commitments under the revolving loan facility of the first lien credit facility was held by a corporation owned by certain of Holdings' shareholders. The Company paid interest of $0.2 million during the nine months ended September 30, 2015 and had accrued interest expense of approximately $0.1 million related to certain of Holdings' shareholders' revolving loan facility holdings as of September 30, 2015.

In March 2014, the majority shareholder of Aspect Software Group Holdings Ltd. acquired LiveVox, Inc. (“LiveVox”) a leading provider of cloud contact center solutions. The Company concurrently entered into a strategic partnership with LiveVox which initially focuses on a joint go to market between the companies. Aspect and LiveVox will cross-license and cross-sell each other’s products to better serve current and new customers. The companies will leverage the scale of both organizations to optimize efficiencies in network and telecommunications infrastructure. The Company’s Chief Executive Officer, Stewart
Bloom, was appointed to the board of directors of LiveVox. There were no amounts recorded in the accompanying condensed consolidated statements of operations or condensed consolidated balance sheet during the nine month periods ended September 30, 2015 or 2014 related to this partnership.
NOTE 11—SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

NOTE 12—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Parent, Inc. and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. Each of the guarantor subsidiaries is 100% owned, directly or indirectly by Aspect Software Parent, Inc. The following represents the supplemental condensed financial information of Aspect Software Parent, Inc. and its guarantor and non-guarantor subsidiaries, as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014.

Supplemental Condensed Consolidating Balance Sheet (unaudited)
September 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,308	$14,550	$—	$26,858
Accounts receivable, net	62,594	66,080	(79,488)	49,186
Receivable due from Aspect Software Group Holdings Ltd.	482	—	—	482
Deferred tax assets	1,808	1,463	—	3,271
Other current assets	18,272	4,745	—	23,017
Total current assets	95,464	86,838	(79,488)	102,814
Property, plant, and equipment, net	18,842	2,948	—	21,790
Intangible assets, net	43,271	6,876	—	50,147
Goodwill	716,485	36,798	—	753,283
Investment in subsidiaries	74,224	—	(74,224)	—
Other assets	3,460	5,100	—	8,560
Total assets	$951,746	$138,560	$(153,712)	$936,594
Liabilities and deficit
Current liabilities:
Accounts payable	$58,662	$30,371	$(79,488)	$9,545
Current portion of long-term debt	475,920	—	—	475,920
Accrued liabilities	45,714	7,426	—	53,140
Deferred revenues	46,633	15,687	—	62,320
Total current liabilities	626,929	53,484	(79,488)	600,925
Deferred tax liabilities	28,988	4,214	—	33,202
Long-term deferred revenue	810	354	—	1,164
Long-term debt	319,662	—	—	319,662
Other long-term liabilities	42,179	6,284	—	48,463
Total liabilities	1,018,568	64,336	(79,488)	1,003,416
Total Aspect Software Parent, Inc. (deficit) equity	(66,822)	71,759	(74,224)	(69,287)
Noncontrolling interest	—	2,465	—	2,465
Total (deficit) equity	(66,822)	74,224	(74,224)	(66,822)
Total liabilities and deficit	$951,746	$138,560	$(153,712)	$936,594

Supplemental Condensed Consolidating Balance Sheet (unaudited)
December 31, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,124	$14,906	$—	$17,030
Accounts receivable, net	71,021	65,701	(76,799)	59,923
Receivable due from Aspect Software Group Holdings Ltd.	415	—	—	415
Deferred tax assets	1,808	1,908	—	3,716
Other current assets	16,496	5,009	—	21,505
Total current assets	91,864	87,524	(76,799)	102,589
Property, plant, and equipment, net	18,146	3,427	—	21,573
Intangible assets, net	50,855	8,625	—	59,480
Goodwill	714,795	36,268	—	751,063
Investment in subsidiaries	67,041	—	(67,041)	—
Other assets	8,166	8,990	—	17,156
Total assets	$950,867	$144,834	$(143,840)	$951,861
Liabilities and deficit
Current liabilities:
Accounts payable	$59,718	$32,168	$(76,799)	$15,087
Current portion of long-term debt	17,094	—	—	17,094
Accrued liabilities	39,423	14,268	—	53,691
Deferred revenues	52,045	17,867	—	69,912
Total current liabilities	168,280	64,303	(76,799)	155,784
Deferred tax liabilities	28,988	3,631	—	32,619
Long-term deferred revenue	1,571	897	—	2,468
Long-term debt	764,411	—	—	764,411
Other long-term liabilities	42,311	8,962	—	51,273
Total liabilities	1,005,561	77,793	(76,799)	1,006,555
Total Aspect Software Parent, Inc. (deficit) equity	(54,694)	63,409	(67,041)	(58,326)
Noncontrolling interest	—	3,632	—	3,632
Total (deficit) equity	(54,694)	67,041	(67,041)	(54,694)
Total liabilities and deficit	$950,867	$144,834	$(143,840)	$951,861

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended September 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$71,702	$29,894	$(4,248)	$97,348
Cost of revenues	32,336	13,740	(4,248)	41,828
Gross profit	39,366	16,154	—	55,520
Operating expenses:
Research and development	8,718	2,796	—	11,514
Selling, general and administrative	19,073	8,650	—	27,723
Amortization expense for acquired intangible assets	1,754	231	—	1,985
Restructuring charges	—	88	—	88
Total operating expenses	29,545	11,765	—	41,310
Income from operations	9,821	4,389	—	14,210
Interest and other expense, net	(17,847)	(4,494)	—	(22,341)
Loss before income taxes	(8,026)	(105)	—	(8,131)
Provision for income taxes	837	630	—	1,467
Equity in earnings of subsidiaries	(388)	—	388	—
Net (loss) income	(9,251)	(735)	388	(9,598)
Less: Net loss attributable to noncontrolling interest	—	(342)	—	(342)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(9,251)	$(393)	$388	$(9,256)

For the Three Months Ended September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$74,048	$49,156	$(9,754)	$113,450
Cost of revenues	35,233	23,218	(9,754)	48,697
Gross profit	38,815	25,938	—	64,753
Operating expenses:
Research and development	9,290	3,210	—	12,500
Selling, general and administrative	17,327	12,234	—	29,561
Amortization expense for acquired intangible assets	1,741	294	—	2,035
Total operating expenses	28,358	15,738	—	44,096
Income from operations	10,457	10,200	—	20,657
Interest and other expense, net	(15,109)	(4,099)	—	(19,208)
(Loss) income before income taxes	(4,652)	6,101	—	1,449
(Benefit from) provision for income taxes	(1,897)	1,051	—	(846)
Equity in earnings of subsidiaries	5,559	—	(5,559)	—
Net income (loss)	2,804	$5,050	$(5,559)	$2,295
Less: Net loss attributable to noncontrolling interest	—	(509)	—	(509)
Net income (loss) attributable to Aspect Software Parent, Inc.	$2,804	$5,559	$(5,559)	$2,804

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Nine Months Ended September 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$219,309	$98,118	$(12,785)	$304,642
Cost of revenues	98,252	42,244	(12,785)	127,711
Gross profit	121,057	55,874	—	176,931
Operating expenses:
Research and development	26,179	8,574	—	34,753
Selling, general and administrative	60,450	26,473	—	86,923
Amortization expense for acquired intangible assets	5,333	725	—	6,058
Restructuring charges	635	112	—	747
Total operating expenses	92,597	35,884	—	128,481
Income from operations	28,460	19,990	—	48,450
Interest and other expense, net	(50,889)	(8,322)	—	(59,211)
(Loss) income before income taxes	(22,429)	11,668	—	(10,761)
Provision for income taxes	2,414	1,633	—	4,047
Equity in earnings of subsidiaries	11,204	—	(11,204)	—
Net (loss) income	(13,639)	10,035	(11,204)	(14,808)
Less: Net loss attributable to noncontrolling interest	—	(1,167)	—	(1,167)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(13,639)	$11,202	$(11,204)	$(13,641)
For the Nine Months Ended September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$219,090	$129,284	$(19,652)	$328,722
Cost of revenues	104,685	57,767	(19,652)	142,800
Gross profit	114,405	71,517	—	185,922
Operating expenses:
Research and development	29,894	9,297	—	39,191
Selling, general and administrative	59,987	34,134	—	94,121
Amortization expense for acquired intangible assets	5,324	881	—	6,205
Total operating expenses	95,205	44,312	—	139,517
Income from operations	19,200	27,205	—	46,405
Interest and other expense, net	(48,703)	(8,388)	—	(57,091)
(Loss) income before income taxes	(29,503)	18,817	—	(10,686)
(Benefit from) provision for income taxes	(4,037)	2,804	—	(1,233)
Equity in earnings of subsidiaries	17,268	—	(17,268)	—
Net (loss) income	(8,198)	16,013	(17,268)	(9,453)
Less: Net loss attributable to noncontrolling interest	—	(1,255)	—	(1,255)
Net (loss) income attributable to Aspect Software Parent, Inc.	$(8,198)	$17,268	$(17,268)	$(8,198)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)

For the Three Months Ended September 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(9,251)	$(735)	$388	$(9,598)
Change in cumulative translation adjustment	—	1,313	(30)	1,283
Comprehensive (loss) income	(9,251)	578	358	(8,315)
Comprehensive loss attributable to noncontrolling interest	—	(342)	—	(342)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(9,251)	$920	$358	$(7,973)
For the Three Months Ended September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$2,804	$5,050	$(5,559)	$2,295
Change in cumulative translation adjustment	(151)	918	(8)	759
Comprehensive income (loss)	$2,653	$5,968	$(5,567)	$3,054
Comprehensive loss attributable to noncontrolling interest	—	(509)	—	(509)
Comprehensive income (loss) attributable to Aspect Software Parent, Inc.	$2,653	$6,477	$(5,567)	$3,563

For the Nine Months Ended September 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(13,639)	$10,035	$(11,204)	$(14,808)
Change in cumulative translation adjustment	12	1,449	—	1,461
Comprehensive (loss) income	(13,627)	11,484	(11,204)	(13,347)
Comprehensive loss attributable to noncontrolling interest	—	(1,167)	—	(1,167)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(13,627)	$12,651	$(11,204)	$(12,180)
For the Nine Months Ended September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(8,198)	$16,013	$(17,268)	$(9,453)
Change in cumulative translation adjustment	(248)	183	(15)	(80)
Comprehensive (loss) income	$(8,446)	$16,196	$(17,283)	$(9,533)
Comprehensive loss attributable to noncontrolling interest	—	(1,255)	—	(1,255)
Comprehensive (loss) income attributable to Aspect Software Parent, Inc.	$(8,446)	$17,451	$(17,283)	$(8,278)

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2015

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$4,936	$(475)	$—	$4,461
Investing activities:
Cash paid for acquisitions, net of cash acquired	(1,000)	—	—	(1,000)
Purchases of property and equipment	$(7,177)	$(932)	$—	$(8,109)
Net cash used in investing activities	(8,177)	(932)	—	(9,109)
Financing activities:
Repayment of borrowings	(30,575)	—	—	(30,575)
Borrowings under debt facilities	44,000			44,000
Net cash provided by financing activities	13,425	—	—	13,425
Effect of exchange rate changes on cash	—	1,051	—	1,051
Net change in cash and cash equivalents	10,184	(356)	—	9,828
Cash and cash equivalents:
Beginning of period	2,124	14,906	—	17,030
End of period	$12,308	$14,550	$—	$26,858

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2014

(in thousands)	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$28,480	$(9,349)	$—	$19,131
Investing activities:
Purchases of property and equipment	(7,024)	(1,636)	—	(8,660)
Net cash used in investing activities	(7,024)	(1,636)	—	(8,660)
Financing activities:
Repayment of borrowings	(46,800)	—	—	(46,800)
Borrowings under debt facilities	15,000	—	—	15,000
Proceeds received from capital contribution	7,004			7,004
Net cash used in financing activities	(24,796)	—	—	(24,796)
Effect of exchange rate changes on cash	—	(126)	—	(126)
Net change in cash and cash equivalents	(3,340)	(11,111)	—	(14,451)
Cash and cash equivalents:
Beginning of period	3,764	22,930	—	26,694
End of period	$424	$11,819	$—	$12,243

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
This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding liquidity and our ability to address short- and long-term balance sheet requirements, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. Actual results could vary materially as a result of certain factors, including, but not limited to, those the “Risk Factors,” “Quantitative and Qualitative Disclosures of Market Risks,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other SEC filings. These sections and filings identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
engaging consumers through the channels and devices they expect, including social media and mobile services.

Results and Trends in 2015
The following table sets forth certain key performance indicators for the three and nine months ended September 30, 2015 and 2014:

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change ($)	Constant Currency ($)	2015	2014	Change ($)	Constant Currency ($)
Net revenues	$97.3	$113.5	$(16.2)	$(11.9)	$304.7	$328.7	$(24.0)	$(13.9)
Adjusted EBITDA	22.2	30.1	(7.9)	(6.4)	71.1	76.5	(5.4)	(3.6)
On a constant currency basis, our net revenues declined for both the three and nine months ended September 30, 2015, when compared to the prior year periods. While we expect our customers' deployment preference to continue to shift to cloud from on premise, we are optimistic about our product revenue results on a year to date basis for 2015. We added 76 new customer brands to our portfolio in the first nine months of 2015 contributing $7.8 million of bookings. Our cloud business continues to grow, delivering 20% higher revenue in 2015 on a year-to-date basis.

Our Adjusted EBITDA for both the three and nine months ended September 30, 2015 when compared to the prior year periods were lower primarily resulting from lower sales volume partially offset as we closely manage our expenses.
We have identified certain items that management uses as performance indicators to manage our business, including revenue and Adjusted EBITDA, and we describe these items further below.
Financial Summary
The following table sets forth the unaudited results of our operations for the three and nine months ended September 30, 2015 and 2014:

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change ($)	Constant Currency ($)	2015	2014	Change ($)	Constant Currency ($)
Net revenues	$97.3	$113.5	(16.2)	(11.9)	$304.7	$328.7	(24.0)	(13.9)
Total cost of revenues	41.8	48.7	(6.9)	(3.9)	127.7	142.8	(15.1)	(11.2)
Gross profit	55.5	64.8	(9.3)	(8.0)	177.0	185.9	(8.9)	(2.7)
Operating expenses	41.3	44.1	(2.8)	—	128.5	139.5	(11.0)	(8.1)
Income from operations	14.2	20.7	(6.5)	(8.0)	48.5	46.4	2.1	5.4
Interest and other expense, net	(22.3)	(19.2)	(3.1)	(3.1)	(59.2)	(57.1)	(2.1)	(2.1)
(Loss) income before income taxes	(8.1)	1.5	(9.6)	(11.1)	(10.7)	(10.7)	—	3.3
Provision for income taxes	1.5	(0.8)	2.3	2.3	4.0	(1.2)	5.2	5.2
Net loss	(9.6)	2.3	(11.9)	(13.4)	(14.7)	(9.5)	(5.2)	(1.9)
Less: Net loss attributable to noncontrolling interest	(0.3)	(0.5)	0.2	0.2	(1.2)	(1.3)	0.1	0.1
Net loss attributable to Aspect Software Parent, Inc.	$(9.3)	$2.8	$(12.1)	$(13.6)	$(13.5)	$(8.2)	$(5.3)	$(2.0)
Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) is a non-GAAP financial measure used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as making certain payments. In addition to covenant compliance, our management also uses Adjusted EBITDA to assess our operating performance and to calculate performance-based cash bonuses which are tied to Adjusted EBITDA targets. Adjusted EBITDA contains other charges and gains, for which we believe adjustment is permitted under our senior secured credit agreement. Adjusted EBITDA is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of income from operations has limitations as an analytical tool, including the failure to reflect changes in cash requirements, including cash requirements necessary to service principal or interest payments on our debt, or changes in our working capital needs. Management compensates for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA on a supplemental basis. Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

The following is a reconciliation of income from operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change ($)	2015	2014	Change ($)
Income from operations	$14.2	$20.7	$(6.5)	$48.5	$46.4	$2.1
Depreciation and amortization	6.1	5.6	0.5	17.5	16.7	0.8
Stock based compensation	0.1	0.3	(0.2)	0.3	0.3	—
Sponsor management fees	0.5	0.5	—	1.5	1.5	—
Severance costs	0.3	1.4	(1.1)	2.3	3.8	(1.5)
Cost savings initiatives	—	1.2	(1.2)	—	6.1	(6.1)
Facilities restructuring charges & adjustments	—	—	—	0.7	—	0.7
Acquisition related costs & adjustments	—	—	—	—	0.5	(0.5)
Other (1)	1.0	0.4	0.6	0.4	1.2	(0.8)
Adjusted EBITDA	$22.2	$30.1	$(7.9)	$71.2	$76.5	$(5.3)

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants, including but not limited to; acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges & adjustments.

Net Revenues
The following table presents the breakdown of net revenues:

(In millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change ($)	Constant Currency ($)	2015	2014	Change ($)	Constant Currency ($)
Product revenue	$12.8	$21.4	$(8.6)	$(7.5)	$45.5	$51.2	$(5.7)	$(3.4)
Recurring revenue	67.9	72.3	(4.4)	(1.9)	207.4	217.7	(10.3)	(4.4)
Services revenue	16.6	19.8	(3.2)	(2.5)	51.8	59.8	(8.0)	(6.1)
Total revenue	$97.3	$113.5	$(16.2)	$(11.9)	$304.7	$328.7	$(24.0)	$(13.9)
Product
Our product revenue is comprised of software sales that are installed on a customer's premise. The decrease in product revenue year-over-year is primarily attributed to several large (over $1 million) deals that closed in the prior year quarter that did not recur in 2015. We continue to experience lengthening decision and approval cycles and many customers remain cautious with capital investments resulting in a prolonged sales cycle. Hosted offerings allow capital investment cautious customers an opportunity to delay cash outflow by switching from up front license fees to a recurring service. Over the past two years we have had many customers change their deployment model from on-premise to either hosted or managed services. We expect this trend to continue and we will continue to invest in these alternative deployment methods across our broad scale customer base. In addition, weakening foreign currencies reduced our product revenue by $2.3 million for the nine months ended September 30, 2015.
Recurring

(In millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change ($)	Constant Currency ($)	2015	2014	Change ($)	Constant Currency ($)
Cloud revenue	$14.2	$12.7	$1.5	$1.8	$43.0	$33.8	$9.2	$10.1
Core maintenance revenue	40.0	40.7	(0.7)	1.1	120.3	121.6	(1.3)	2.8
Signature maintenance revenue	13.7	18.9	(5.2)	(4.8)	44.1	62.3	(18.2)	(17.3)
Total recurring revenue	$67.9	$72.3	$(4.4)	$(1.9)	$207.4	$217.7	$(10.3)	$(4.4)

Cloud revenue is comprised of hosting and managed service revenue. Our Cloud revenue increased by nearly 30% for the nine months ended September 30, 2015 when compared to the prior year period. We expect this revenue stream to continue to become a more significant component of our total revenue as both prospective customers and existing customers opt for solutions requiring lower start up costs and predictable ongoing operating expenses. Our hosting and managed services deals typically include a service ramp up schedule of six or more months before the customer reaches their monthly committed booking level. This can result in a considerable conversion lag between bookings and revenue. We expanded our data center capabilities and coverage areas and we are focused on ease of implementation to accelerate the earnings process for these deals.
On a constant currency basis, our Core maintenance revenue would have been $1.1 million higher for the three months ended September 30, 2015 and $2.8 million higher for the nine months ended September 30, 2015. Our Core maintenance revenue increased on a year-over-year basis as we experienced growth in Voxeo and Unified IP premise upsell opportunities. Substantially all of our customers subscribe to maintenance when purchasing our on premise solutions.
Our Signature maintenance revenue decreased during the three and nine months ended September 30, 2015, when compared to the prior year periods as we migrated many of these customers to on premise or cloud Unified IP solutions. Additionally, we have experienced some customer consolidation due to license decommissioning resulting from agent downsizing.
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

(In millions)	September 30,
	2015	2014	Change ($)
Deferred revenue - on balance sheet	$63.5	$84.5	$(21.0)
Contracted unbilled revenue - off balance sheet	183.2	144.9	38.3
Anticipated minute usage revenue - off balance sheet	16.3	21.6	(5.3)
Total	$263.0	$251.0	$12.0
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
Services
Services revenue is comprised of consulting, implementation and education revenue. On a constant currency basis, our services revenue would have been $0.7 million and $2.0 million higher for the three and nine months ended September 30, 2015. The remaining decline in services revenue year-over-year is primarily the result of the timing of our product revenue volume closing as our revenue from customers purchasing installation services lags their product order. In an effort to deliver a services revenue stream that is less dependent on the timing of premise software installations, our services team offers engagements in a consultancy role to partner with customers and prospective customers to design great customer experiences and run more efficient customer service support centers.
Cost of Revenue
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change ($)	Constant Currency ($)	2015	2014	Change ($)	Constant Currency ($)
Cost of product revenue	$3.3	$6.1	$(2.8)	$(2.6)	$11.3	$15.3	$(4.0)	$(3.2)
Cost of recurring revenue	21.8	22.2	(0.4)	0.1	65.9	67.6	(1.7)	(0.2)
Cost of services revenue	15.5	19.2	(3.7)	(3.1)	46.9	56.2	(9.3)	(7.6)
Amortization expense for acquired intangible assets	1.2	1.2	—	—	3.6	3.7	(0.1)	(0.1)
Total cost of revenues	$41.8	$48.7	$(6.9)	$(5.6)	$127.7	$142.8	$(15.1)	$(11.1)

The following table presents gross profit as a percentage of related revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change (pts)	Constant Currency (pts)	2015	2014	Change (pts)	Constant Currency (pts)
Product gross margin	74.2%	71.5%	2.7	3.3	75.2%	70.1%	5.1	6.3
Recurring gross margin	67.9%	69.3%	(1.4)	(0.5)	68.2%	68.9%	(0.7)	1.2
Services gross margin	6.6%	3.0%	3.6	4.0	9.5%	6.0%	3.5	4.8
Product
Our product gross margins have improved as the composition of our sales has shifted away from legacy Signature hardware to our Core software based solutions which have considerably lower delivery costs.

Recurring

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015	2014	Change		Constant Currency (pts)	2015	2014	Change		Constant Currency (pts)
Cloud gross margin	42.1%	49.2%	(7.1	) pts	(6.6)	45.6%	46.2%	(0.6	) pts	1.5
Maintenance gross margin	74.8%	73.5%	1.3	pts	1.7	74.2%	73.1%	1.1	pts	1.5
On a constant currency basis, cloud gross margins for nine months ended September 30, 2015, improved primarily as a result of volume growth. We will continue to invest in this business in advance of revenue generation and expect these margins to improve with volume growth. Cloud gross margin for the three and nine months ended September 30, 2015 reflect approximately $0.4 million of one-time retention bonuses related to our July 2013 Voxeo acquisition.
Maintenance gross margins for the three and nine months ended September 30, 2015, were favorably impacted by workforce redistributions that occurred in 2014 to ultimately reduce overall costs and better deliver service to our customers. Excluding the impact of these actions, maintenance gross margins were relatively consistent year-over-year.
Services
During 2014 we redesigned the structure of our professional services organization to realign, invest and hire the skill sets necessary to better meet customer experience expectations and improve utilization. These actions resulted in additional one-time separation costs during the first nine months of 2014 which had an unfavorable impact on gross margins. Over the past nine months we have made significant progress in growing our project backlog, improving our realized billing rate and increasing our stand-alone services opportunities to reduce our dependency on product bookings.
Amortization
Amortization expense for acquired intangible assets was consistent when comparing the three and nine months ended September 30, 2015 to the prior year periods.
Operating Expenses

(In millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change ($)	Constant Currency	2015	2014	Change ($)	Constant Currency
Research and development	$11.5	$12.5	$(1.0)	(0.8)	$34.8	$39.2	$(4.4)	$(3.7)
Selling, general and administrative	27.7	29.6	(1.9)	(0.6)	86.9	94.1	(7.2)	(3.4)
Amortization expense for acquired intangible assets	2.0	2.0	—	—	6.1	6.2	(0.1)	(0.1)
Restructuring charges	0.1	—	0.1	0.1	0.7	—	0.7	0.7
Total	$41.3	$44.1	$(2.8)	$(1.3)	$128.5	$139.5	$(11.0)	$(6.5)
Research & Development
The decrease in research and development expenses in the three and nine months ended September 30, 2015, compared to the prior year periods is primarily related to realizing the benefits of cost reduction initiatives executed in the prior year which included workforce adjustments to lower cost geographies as well as reduced overall headcount in this function.
Selling, General & Administrative
The decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2015, compared to the prior year periods is primarily related to realizing the benefits of cost reduction initiatives executed in the prior year which included workforce adjustments to lower cost geographies as well as reduced overall headcount in these functions. In addition, lower variable compensation costs and the favorable impact of foreign currencies weakening against the United States dollar resulted in lower expenses in the current year.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets was relatively consistent when comparing the three and nine months ended September 30, 2015 to the prior year periods.
Restructuring Charges
Restructuring charges during the three and nine months ended September 30, 2015, primarily reflect cost related to vacating excess capacity office space in certain facilities in the United States.
Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change ($)	2015	2014	Change ($)
Interest expense, net	$21.6	$19.0	$2.6	$59.2	$56.9	$2.3
Exchange rate gain	0.9	0.3	0.6	0.2	0.2	—
Other expense, net	—	(0.1)	0.1	—	—	—
Total interest and other expense, net	$22.5	$19.2	$3.3	$59.4	$57.1	$2.3

Interest expense for the three and nine months ended September 30, 2015, increased as compared to the prior year periods due to approximately $2.3 million of additional payments during the third quarter of 2015 as a result of a refinancing not being completed on or before June 30, 2015, in accordance with the terms of the November 2014 amendment.
For each of the periods presented, we experienced exchange rate gains primarily due to the strengthening of the United States dollar against foreign currencies.
Income Taxes
The following table presents benefit from income taxes and the effective tax rate:

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
Provision for (benefit from) income taxes	$1.5	$(0.8)	$2.3		$4.0	$(1.2)	$5.2
Effective tax rate	(18.0)%	(58.4)%	40.4	pts	(37.6)%	11.5%	(49.1	) pts

The Company’s tax expense in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, and valuation allowance adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $14.6 million to $26.8 million at September 30, 2015 from $12.2 million at September 30, 2014. Our existing cash balance generated by operations and borrowings available under our credit facilities have served as our primary sources of short-term liquidity. The public and private capital markets have served as our primary source of financing to fund large acquisitions and other large transactions, such as debt refinancings. In the past, we have issued debt and equity in both the public and private capital markets.

As of September 30, 2015, our indebtedness was $795.8 million, consisting of indebtedness under our revolving credit facility, our First Lien Credit Facility and our Senior Second Lien Notes. Our outstanding indebtedness under our revolving credit facility (which is fully drawn as of September 30, 2015) and our First Lien Credit Facility are classified as short-term liabilities as of September 30, 2015. This classification was necessary due to the fact that our revolving credit facility matures on February 7, 2016, and our First Lien Credit Facility matures on May 7, 2016. Our Senior Second Lien Notes mature in May 2017. Because the Company lacks the cash flow from operations to fully pay our debt instruments at maturity, we continue to actively pursue and consider a number of actions, which may include among other things (i)  actively managing our capital structure through a number of strategic and financial restructuring alternatives, including new money investments, debt-for-debt exchanges and debt-for-equity exchanges, (ii) obtaining waivers or amendments from our lenders, (iii) effectively managing our working capital and (iv) improving our cash flows from operations. We currently believe that we will execute on one or more of these actions to adequately address our short- and long-term balance sheet requirements before maturity. However, there can be no assurance that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet our obligations.

Additionally, covenants contained in our debt agreements may limit our ability to pursue certain of the above actions. For example, the terms of our First Lien Credit Facility and the indenture governing our Senior Second Lien Notes impose limitations on the amount and type of additional indebtedness we can incur, which may significantly reduce our ability to obtain liquidity through the incurrence of additional indebtedness. Furthermore, our ability to refinance any of our existing indebtedness on commercially reasonable terms may be materially and adversely impacted by general economic conditions, the domestic and global financial markets, the credit ratings assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity and debt securities, and other macroeconomic factors outside of our control.

We believe that our existing cash and expected cash flows provided by operating activities will be sufficient to fund our normal recurring operating needs and our contractual obligations until such time as our current debt obligations mature.

A condensed statement of cash flows for the nine months ended September 30, 2015 and 2014 follows:

(In millions)	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used for):
Net loss	$(14.8)	$(9.5)
Adjustments to net loss for non-cash items	24.5	13.8
Changes in operating assets and liabilities	(5.2)	14.8
Operating activities	4.5	19.1
Investing activities	(9.1)	(8.7)
Financing activities	13.4	(24.8)
Effect of exchange rate changes	1.1	(0.1)
Net change in cash and cash equivalents	9.9	(14.5)
Cash and cash equivalents at beginning of period	17.0	26.7
Cash and cash equivalents at end of period	$26.9	$12.2

Net Cash Provided by Operating Activities
The decrease in net cash provided by operating activities was primarily due to lower operating results and higher interest payments in the current year. Our days sales outstanding metric increased from 44 days for the third quarter of 2014 to 47 days for the same period in 2015. This increase was primarily related to renewal billings occurring later in the current year quarter.

Net Cash Used In Investing Activities
Net cash used in investing activities primarily represents our investments in our hosting data centers, revitalization of our office spaces and equipment purchases. Additionally, we contributed $1 million of cash towards our acquisition of Linguasys during the third quarter of 2015.
Net Cash Used In/Provided By Financing Activities
Financing cash flow activities for both periods presented primarily represents activities related to our debt. In the current year net cash provided by financing activities reflects borrowings under our revolver partially offset by scheduled quarterly principal payments to our first-lien lenders and repayments under our revolver.
Debt Covenants
We were in compliance with all of our financial debt covenants as of September 30, 2015.
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
During the first nine months of 2015, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosure of Market Risks
During the first nine months of 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Annual Report on Form 10-K, for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. During the three month period ended September 30, 2015, the Company implemented a new enterprise resource planning (ERP) information technology system, which was completed in July 2015. Other than as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 to the Condensed Consolidated Financial Statements included in our Quarterly Report, which is incorporated by reference herein.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this Quarterly Report, please refer to the Risk Factors section included the Annual Report of Aspect Software Parent, Inc. on Form 10-K (File No. 333-170936), for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

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

Date: November 16, 2015	ASPECT SOFTWARE PARENT, INC.

	By:	/s/ Robert J. Krakauer
Robert J. Krakauer, Executive Vice President and Chief Financial Officer